Form 10-Q
period 2022-06-30
SK Growth Opportunities Corp
filed 2022-08-11
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-40878

SK Growth Opportunities Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41432	98-1643582
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

228 Park Avenue S #96693 New York, New York	10003
(Address of principal executive offices)	(Zip Code)
(917) 599-1622
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	SKGRU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	SKGR	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	SKGRW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No
☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2022,
there were 20,960,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
SK GROWTH OPPORTUNITIES CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$2,265,772	$—
Prepaid expenses	25,350	—

Total current assets	2,291,122	—
Non-current assets:
Deferred offering costs associated with initial public offering	—	31,985
Investments held in Trust Account	205,007,289	—

Total non-current assets	205,007,289	31,985

Total Assets	$207,298,411	$31,985

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$659,915	$—
Accrued expenses	201,934	40,816

Total current liabilities	861,849	40,816
Non-current liabilities:
Derivative liability	20,794	—
Overfunding loan	5,000,000	—
Deferred underwriting commissions and advisory fees	7,000,000	—

Total non-current liabilities	12,020,794	—

Total Liabilities	12,882,643	40,816

Commitments and Contingencies
Class A ordinary shares; $0.0001 par value; 9,000,000,000 shares authorized; 20,000,000 shares subject to possible redemption at $10.25 per share	205,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)(2)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(10,584,807)	(33,831)

Total shareholders’ deficit	(10,584,232)	(8,831)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$207,298,411	$31,985

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the
Over
—

Allotment Option
is not exercised in full or in part by the underwriter
. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over
—

Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over
—

Allotment
Option. On August 9, 2022, following
 th
e
 expiration of the remaining Over
—

Allotment Option, the Sponsor forfeited 510,000 Founder Shares
(see Note 4).

(2)
The numbers at December 31, 2021 have been retroactively restated to reflect the share surrenders of 1,437,500 and 1,437,500 Class B ordinary shares to the Company and thereupon cancelled on February 24, 2022 and May 5, 2022, respectively, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 shares to 5,750,000 shares (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
General and administrative expenses	$84,174	$121,206

Loss from operations	(84,174)	(121,206)
Other income:
Income from investments held in Trust Account	7,289	7,289

Total other income	7,289	7,289

Net loss	$(76,885)	$(113,917)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	444,444	444,444

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)(2)	5,000,000	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.02)

(1)
This number excludes up to 750,000 Class B ordinary shares subject to forfeiture if the
Over-Allotment Option
is not exercised in full or in part by the underwriter
. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August
9
, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares
(see Note 4).

(2)
The numbers at December 31, 2021 have been retroactively restated to reflect the share surrenders of 1,437,500 and 1,437,500 Class B ordinary shares to the Company and thereupon cancelled on February 24, 2022 and May 5, 2022, respectively, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 shares to 5,750,000 shares (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares (1)(2)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	5,750,000	$575	$24,425	$(33,831)	$(8,831)
Net loss	—	—	—	(37,032)	(37,032)

Balance - March 31, 2022 (unaudited)	5,750,000	$575	$24,425	$(70,863)	$(45,863)
Sale of private placement warrants to Sponsor in private placement	—	—	6,600,000	—	6,600,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	3,000,000	—	3,000,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	(191,121)	—	(191,121)
Accretion for Class A ordinary shares to redemption amount	—	—	(9,433,304)	(10,437,059)	(19,870,363)
Net loss	—	—	—	(76,885)	(76,885)

Balance - June 30, 2022 (unaudited)	5,750,000	$575	$—	$(10,584,807)	$(10,584,232)

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the
Over-Allotment Option
is not exercised in full or in part by the underwriter
. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment
Option. On August 9, 2022, following
 the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares
(see Note 4).

(2)
The numbers at December 31, 2021 have been retroactively restated to reflect the share surrenders of 1,437,500 and 1,437,500 Class B ordinary shares to the Company and thereupon cancelled on February 24, 2022 and May 5, 2022, respectively, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 shares to 5,750,000 shares (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022

Cash Flows from Operating Activities:
Net loss	$(113,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(7,289)
Changes in operating assets and liabilities:
Prepaid expenses	(25,350)
Accounts payable	31,212
Accrued expenses	18,103

Net cash used in operating activities	(97,241)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(205,000,000)

Net cash used in investing activities	(205,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Reimbursement from underwriter	400,000
Proceeds received from Overfunding Loan	5,000,000
Proceeds received from initial public offering, gross	200,000,000
Proceeds received from private placement	6,600,000
Offering costs paid	(4,636,987)

Net cash provided by financing activities	207,363,013

Net change in cash	2,265,772

Cash - beginning of the period	—

Cash - end of the period	$2,265,772

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$628,703
Offering costs included in accrued expenses	$175,000
Deferred underwriting commissions and advisory fees	$7,000,000
Reversal of previous accrued offering costs	$31,985
The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations, Liquidity and Basis of Presentation
SK Growth Opportunities Corporation (the “Company”) is a blank check company incorporated in Cayman Islands on December 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).
The Company’s sponsor is Auxo Capital Managers LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2022. On June 28, 2022, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions (Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit (the “Over
-
Allotment Option”). ”). On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company (the “Partial Over-Allotment Exercise”). On August
9
, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 warrants of the Company (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating proceeds of $6.6 million (Note 4).
Substantially concurrently with the closing of the Partial Over-Allotment Exercise, the Company completed the Private Placement of
 192,000

Private Placement Warrants to the Sponsor at a purchase price of
$1.00 per
Private Placement Warrant, generating gross proceeds to the Company of $192,000.
In addition, upon the consummation of the Initial Public Offering on June 28, 2022, the Sponsor provided the Company with the First Overfunding Loan (as defined in Note 4) in the amount o
f $5.0
million to deposit in the Trust Account at no interest. In connection with the Partial Over-Allotment Exercise on July 20, 2022, the Sponsor provided the Company with the Second Overfunding Loan (as defined in Note 4) in the amount of
$240,000
to deposit in the Trust Account.
Upon the closing of the Initial Public Offering, $205.0 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of
1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Upon the closing of the Partial Over-Allotment Exercise, the Company deposited additional amount of approximately $9.8 million ($10.25 per Unit) to the Trust Account, for a total of approximately $214.8 million deposit in Trust Account.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of Private Placement Warrants and the proceeds from the Overfunding Loan, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide the holders of the Company’s Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.25 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5).
The Public Shares are recognized at redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’
rights or pre-initial Business Combination
activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Company will have 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination, or December 28, 2023 (or 21 months if the Company has executed a definitive agreement relating to an initial Business Combination) (the “Combination Period”). If the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months (or 21 months, if applicable) from the consummation of the Initial Public Offering, the Company may, by resolution of the board of directors if requested by the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two additional three-month periods (for a total of up to 24 months from the closing of the Initial Public Offering); subject to the Sponsor depositing additional funds into the Trust Account as set out below. Notwithstanding the foregoing, in no event will the Company have more than 24 months from the closing of the Initial Public Offering to consummate an initial Business Combination. The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. For each such extension, the Sponsor (or its designees) must deposit into the Trust Account, under the form of loan (the “Extension Loans”), funds equal to $0.10 per Unit, or $2,096,000, for up to an aggregate of
$4,192,000
, on or prior to the date of the applicable deadline for each three-month extension.
If the Company is unable to consummate an initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held
in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only

$
10.25
. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $
10.25
per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of
1933
, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $2.3 million in cash, and working capital of approximately $1.4 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $300,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Overfunding Loan
s
and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants).
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic and
has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the financial statement. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statement.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
8-K
as filed with the SEC on July 5, 2022 and the Prospectus as filed with the SEC on June 25, 2022, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2022 is derived from the audited financial statements presented in the Company’s Form
8-K
as filed with the SEC on July 5, 2022.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies
but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Note 2—Summary of Significant Accounting Policies
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit o
f $250,000.
As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2022, the assets held in the Trust Account were in money market funds. There were no assets held in the Trust Account at December 31, 2021.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments, including equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company evaluates embedded conversion features within convertible debt instruments to determine whether the embedded conversion and other features should be bifurcated from the debt host instrument and accounted for as a derivative in accordance with ASC 815.
The Company accounted for the warrants issued in the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in ASC 815. Application of such guidance provides that the warrants are not precluded from equity classification. The warrants were initially measured at fair value. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
The Partial Over-allotment option was recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and advisory fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s conden
sed
balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital
(to the extent available) and accumulated deficit.
As of June 30, 2022, the amount of Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled in the following table:

As of June 30, 2022
Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(3,000,000)
Proceeds allocated to Over-Allotment Option	(20,794)
Class A ordinary shares issuance costs	(11,849,569)
Plus:
Accretion of carrying value to redemption value	19,870,363

Class A ordinary shares subject to possible redemption	$205,000,000

1
0

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.
Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the net loss per share calculation allocates loss shared pro rata between Class A and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 16,600,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.
The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(6,276)	$(70,609)	$(9,299)	$(104,618)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	444,444	5,000,000	444,444	5,000,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Stock Compensation
The Company accounts for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3—Initial Public Offering
On June 28, 2022, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions.
The underwriter was granted the Over-
Allotment Option
to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit.
 On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company. The remaining Over-Allotment Option expired on August 7, 2022.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one share of Class A ordinary
shares, and
one-half of one
redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).
Note 4—Related Party Transactions
Founder Shares
On December 9, 2021, the sponsor purchased 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to cover certain expenses on the Company’s behalf for an aggregate purchase price of $25,000. On February 24, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company. On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding to 5,750,000 shares. The Sponsor agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August
9
, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares.
The initial shareholders, and the executive officers and directors of the Company, agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination; and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.
In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating proceeds of $6.6 million.
Substantially concurrently with the closing of the Partial Over-Allotment Exercise, the Company completed the Private Placement of
192,000
 Private Placement Warrants to the Sponsor at a purchase price of
$1.00
per Private Placement Warrant, generating gross proceeds to the Company of
$192,000.
A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
Promissory Note to Sponsor
The Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note, dated on December 9, 2021 and was later amended on May 5, 2022 (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $300,000 under the Note and repaid the Note in full upon closing of the Initial
Public Offering. The Note is no longer available to draw on after the consummation of the Initial Public Offering.
Overfunding Loans
On June 28, 2022, in connection with the closing of the Initial Public Offering, the Sponsor loaned the Company
$5.0
million under a non-interest bearing loan agreement (the “First Overfunding Loan”) to deposit in the Trust Account. On July 20, 2022, in connection with the Partial Over-Allotment Exercise, the Sponsor provided the Company with the second Overfunding Loan in the amount of
$
240,000
to deposit in the Trust Account under the same terms (the “Second Overfunding Loan”, together, the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of an initial Business Combination or converted into Class A ordinary shares at a conversion price of
$10.00
per Class A ordinary share (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until August 22, 2022. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.
Working Capital Loan
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Extension Loans
In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time for a total of up to 24 months to complete a Business Combination), the Sponsor or its affiliates or designees may provide an Extension Loan to the Company to provide funds to deposit into the Trust Account an additional amount of $0.10 per share each time. The Extension Loan will be provided under the form of a non-interest bearing, unsecured
promissory note.
Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on the Company’s behalf.
Note 5—Commitments and Contingencies
Shareholder and Registration Rights
Pursuant to a registration and shareholder rights agreement entered into on June 23, 2022, the holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and Extension Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans), have registration rights to require the Company to register a sale of any of the securities held by them. These holders are entitled to certain demand and “piggy-back” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting and Advisory Agreement
The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions.
The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
The Company also engaged Cohen & Company Capital Markets (“CCM”) to provide consulting and advisory services to the Company in connection with the Initial Public Offering, for which it would receive: (i) an advisory fee of $400,000, paid upon the closing of the Initial Public Offering, and (ii) a deferred advisory fee of $700,000
(payable solely in the event that the Company completes the initial Business Combination.
The underwriter has reimbursed a portion of their fees to cover for the fees payable to CCM.
In connection with the consummation of the Partial Over-Allotment Exercise, the underwriter and CCM were entitled to an additional fee in the aggregate amount of

$192,000
,

paid upfront on July 20, 2022, and
$336,000
in deferred underwriting and advisory commissions, (net of the reimbursement from the underwriter to cover for the fees payable to CCM).
Note 6—Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue
990,000
preference shares, par value $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As June 30, 2022, there were 20,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheet. As of December 31, 2021, there were no Class A ordinary share issued or outstanding.
Class
 B Ordinary Shares—
The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, which amounts have been retroactive ly
restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares are subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August
9
, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans and Extension Loans and (b) any Class A ordinary shares issued to the Sponsor upon conversion of Overfunding Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Warrants—
As of June 30, 2022, the Company had 10,000,000 Public Warrants and 6,600,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity- linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by such shareholder) (the “Newly Issued Price”), (y) the proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders (and the Class A ordinary shares issuable upon exercise of these warrants may not be transferred, assigned or sold by the holders) until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of Public Warrants
: Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

The Company will not redeem the Public Warrants as described above unless (an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period or the Company has elected to require the exercise of the Public Warrants on a “cashless basis”. If the Company calls the Public Warrants for redemption as described above, the Company will have the option to require all holders that wish to exercise such warrants to do so on a “cashless basis.”
Note 7—Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account – Money Market Fund	$205,007,289	$—	$—

Liabilities:
Derivative liability – Over- Allotment Option	$—	$—	$20,794
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three and six months ended June 30, 2022.
The fair value of the Over-Allotment Option was measured using Black-Scholes option pricing model. The estimated fair value of the Over-Allotment Option was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the option is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Exercise of the overallotment option is limited to the amount required to cover the net-short
position. The Company estimated th
at 25% of the total amount would be exercised.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 28, 2022
Exercise price	$10.00
Stock price	$9.96
Volatility	4.3%
Expected life (years)	0.11
Risk-free rate	1.23%
Dividend yield	0.0%
The Company determined that the change in fair value measurements between June 28, 2022 (he initial measurement date) and June 30, 2022 is de minimis.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.
On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company. The remaining Over-allotment Option expired unexercised on August 7, 2022. On August
9
, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares.
Substantially concurrently with the closing of the Partial Over-Allotment Exercise, the Company completed the Private Placement of 192,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $192,000. In connection with the Partial Over-Allotment Exercise on July 20, 2022, the Sponsor provided the Company with the Second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account. Upon the closing of the Partial Over-Allotment Exercise, the Company deposited additional amount of approximately $9.8 million ($10.25 per Unit) to the Trust Account, for a total of approximately $214.8 million deposit in Trust Account.
On August 10, 2022, the Company announced that, effective August 15, 2022, the Company’s Class A ordinary shares and warrants comprising each issued and outstanding Unit will commence trading separately under the ticker symbols “SKGR” and “SKGW,” respectively. Holders of Units may elect to continue to hold Units or separate their Units into the component securities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SK Growth Opportunities Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Auxo Capital Managers LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in Cayman Islands on December 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our Sponsor is Auxo Capital Managers LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on June 23, 2022. On June 28, 2022, we consummated our initial public offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, we sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to us. On August 7, 2022, the remaining Over-Allotment Option expired unexercised.
On August 10, 2022, the Company announced that, effective August 15, 2022, the Company’s Class A ordinary shares and warrants comprising each issued and outstanding Unit will commence trading separately under the ticker symbols “SKGR” and “SKGW,” respectively. Holders of Units may elect to continue to hold Units or separate their Units into the component securities.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating proceeds of $6.6 million. Substantially concurrently with the closing of the Partial Over-Allotment Exercise, we completed the Private Placement of 192,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $192,000.
In addition, upon the consummation of the Initial Public Offering on June 28, 2022, our Sponsor provided us with the First Overfunding Loan in the amount of $5.0 million to deposit in the Trust Account at no interest. In connection with the Partial Over-Allotment Exercise on July 20, 2022, our Sponsor provided us with the Second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account.
Upon the closing of the Initial Public Offering, $205.0 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement, was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon the closing of the Partial Over-Allotment Exercise, we deposited additional amount of approximately $9.8 million ($10.25 per Unit) to the Trust Account, for a total of approximately $214.8 million deposit in Trust Account.

We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.25 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.
We will have 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination, or December 28, 2023 (or 21 months if we have executed a definitive agreement relating to an initial Business Combination). If we anticipate that we may not be able to consummate the initial Business Combination within 18 months (or 21 months, if applicable) from the consummation of the Initial Public Offering, we may, by resolution of the board of directors if requested by our Sponsor, extend the period of time we will have to consummate an initial Business Combination up to two additional three-month periods (for a total of up to 24 months from the closing of the Initial Public Offering); subject to our Sponsor depositing additional funds into the Trust Account as set out below. Notwithstanding the foregoing, in no event will we have more than 24 months from the closing of the Initial Public Offering to consummate an initial Business Combination. The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. For each such extension, our Sponsor (or its designees) must deposit into the Trust Account, under the form of loan (the “Extension Loans”), funds equal to $0.10 per Unit, or $2,096,000, for up to an aggregate of $4,192,000, on or prior to the date of the applicable deadline for each three-month extension.
If we are unable to consummate an initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $2.3 million in cash, and working capital of approximately $1.4 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares, and loan proceeds from our Sponsor of $300,000 under the Note. We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Overfunding Loans and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may provide us with Working Capital Loans as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants).
Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Our management continues to evaluate the impact of the COVID-19 pandemic and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statement do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the financial statement. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.
Results of Operations
Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income from the amount held in the Trust Account.
For the three months ended June 30, 2022, we had a net loss of approximately $77,000, which consisted of approximately $84,000 in general and administrative expenses, offset by approximately $7,000 in income from investments held in the Trust Account.
For the six months ended June 30, 2022, we had a net loss of approximately $114,000, which consisted of approximately $121,000 in general and administrative expenses, offset by approximately $7,000 in income from investments held in the Trust Account.
Contractual Obligations
Shareholder and Registration Rights
Pursuant to a registration and shareholder rights agreement entered into on June 23, 2022, the holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and Extension Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans), have registration rights to require us to register a sale of any of the securities held by them. These holders are entitled to certain demand and “piggy-back” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting and Advisory Agreement
The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
We also engaged CCM to provide consulting and advisory services to us in connection with the Initial Public Offering, for which it would receive: (i) an advisory fee of $400,000, paid upon the closing of the Initial Public Offering, and (ii) a deferred advisory fee of $700,000 (payable solely in the event that we complete the initial Business Combination. The underwriter has reimbursed a portion of their fees to cover for the fees payable to CCM.
In connection with the consummation of the Partial Over-Allotment Exercise, the underwriter and CCM were entitled to an additional fee of $192,000, paid upfront on July 20, 2022, and $240,000 in deferred underwriting and advisory commissions, (net of the reimbursement from the underwriter to cover for the fees payable to CCM).
Administrative Services Agreement
On June 23, 2022, we entered into an agreement with an affiliate of our Sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial Business Combination and our liquidation.
In addition, our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made to our

Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. We have identified the following as our critical accounting policies:
Derivative Financial Instruments
We evaluate our financial instruments, including equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.
We evaluate embedded conversion features within convertible debt instruments to determine whether the embedded conversion and other features should be bifurcated from the debt host instrument and accounted for as a derivative in accordance with ASC 815.
We accounted for Public Warrants and the Private Placement Warrants in accordance with the guidance contained in ASC 815. Application of such guidance provides that the warrants are not precluded from equity classification. The warrants were initially measured at fair value. Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
The Over-Allotment Option was recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognized the instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital
(to the extent available) and accumulated deficit.
Net Loss Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the net loss per share calculation allocates loss shared pro rata between Class A and Class B ordinary shares. We have not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 16,600,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.
Recent Accounting Pronouncements
Our management do not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth
companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This item is not applicable as we are a smaller reporting company.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Prospectus in connection with the Initial Public Offering filed with the SEC on June 24, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to special purpose acquisition companies (“SPACs”), which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On December 9, 2021, our Sponsor purchased 8,625,000 Founder Shares for an aggregate price of $25,000. On February 24, 2022, 1,437,500 Founder Shares were surrendered and thereupon cancelled by the Company. On May 5, 2022, 1,437,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding to 5,750,000 shares. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.
Simultaneously with the closing of the Initial Public Offering, on June 28, 2022, we consummated the Private Placement of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $6.6 million.
These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.
Use of Proceeds
In connection with the Initial Public Offering, we incurred offering costs of approximately $12.0 million (including deferred underwriting commissions of $7.0 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $205.0 million of the net proceeds from our Initial Public Offering, the Private Placement of the Private Placement Warrants and the

Overfunding Loan was placed in the Trust Account. The net proceeds of the Initial Public Offering, the Overfunding Loan and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form
10-Q.
There has been no material change in the planned use of the proceeds from the Initial Public Offering, the Overfunding Loan and the Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2022	SK GROWTH OPPORTUNITIES CORPORATION

	By:	/s/ Richard Chin
Name: Richard Chin
Title: Chief Executive Officer