Form 10-Q
period 2022-09-30
SK Growth Opportunities Corp
filed 2022-11-14
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,
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
the Exchange Act).    Yes  ☒    No  ☐
As of November
14
, 2022, there were 20,960,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SK GROWTH OPPORTUNITIES CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$610,987	$—
Prepaid expenses	457,205	—

Total current assets	1,068,192	—
Non-current assets:
Deferred offering costs associated with initial public offering	—	31,985
Prepaid expenses—non-current	307,125	—
Investments held in Trust Account	215,441,262	—

Total non-current assets	215,748,387	31,985

Total Assets	$216,816,579	$31,985

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$700	$—
Accrued expenses	257,420	40,816

Total current liabilities	258,120	40,816
Non-current liabilities:
Overfunding loan	5,240,000	—
Deferred underwriting and advisory fees	7,336,000	—

Total non-current liabilities	12,576,000	—

Total Liabilities	12,834,120	40,816
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 20,960,000 and -0- shares subject to possible redemption at approximately $10.27 and $0.00 per share as of September 30, 2022 and December 31, 2021, respectively	215,341,262	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 and 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (1)(2)	524	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,359,327)	(33,831)

Total shareholders’ deficit	(11,358,803)	(8,831)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$216,816,579	$31,985

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriter. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares (see Note 4).

(2)
The numbers at December 31, 2021 have been retroactively restated to reflect the share surrenders of 1,437,500 and 1,437,500 Class B ordinary shares to the Company and thereupon cancelled on
February 24
, 2022

and
May 5
, 2022
, respectively, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 shares to 5,750,000 shares (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
General and administrative expenses	$312,076	$433,282

Loss from operations	(312,076)	(433,282)
Other income:
Change in fair value of derivative liability	20,794	20,794
Income from investments held in Trust Account	593,973	601,262

Total other income	614,767	622,056

Net income	$302,691	$188,774

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,759,560	7,165,882

Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.02

Weighted average shares outstanding, Class B ordinary shares - basic (1)	5,189,890	5,063,529
Weighted average shares outstanding, Class B ordinary shares - diluted (1)	5,240,000	5,080,879

Net income per share, Class B ordinary shares - basic	$0.01	$0.02
Net income per share, Class B ordinary shares - diluted	$0.01	$0.02

(1)
This number excludes up to 750,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriter. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Class B Ordinary Shares (1)(2)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance —December 31, 2021	5,750,000	$575	$24,425	$(33,831)	$(8,831)
Net loss	—	—	—	(37,032)	(37,032)

Balance — March 31, 2022 (unaudited)	5,750,000	$575	$24,425	$(70,863)	$(45,863)
Sale of private placement warrants to Sponsor in private placement	—	—	6,600,000	—	6,600,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	3,000,000	—	3,000,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	(191,121)	—	(191,121)
Accretion for Class A ordinary shares to redemption amount	—	—	(9,433,304)	(10,437,059)	(19,870,363)
Net loss	—	—	—	(76,885)	(76,885)

Balance — June 30, 2022 (unaudited)	5,750,000	$575	$—	$(10,584,807)	$(10,584,232)
Sale of additional private placement warrants to Sponsor in private placement	—	—	192,000	—	192,000
Fair value of warrants included in the Over-allotment Units	—	—	144,000	—	144,000
Offering costs associated with issuance of warrants as part of the Over-allotment Units	—	—	(7,920)	—	(7,920)
Forfeiture of Class B ordinary shares	(510,000)	(51)	51	—	—
Accretion for Cl a ss A ordinary shares to redemption amount	—	—	(328,131)	(1,077,211)	(1,405,342)
Net income	—	—	—	302,691	302,691

Balance — September 30, 2022 (unaudited)	5,240,000	$524	$—	$(11,359,327)	$(11,358,803)

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriter. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares (see Note 4).

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

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30, 2022
Cash Flows from Operating Activities:
Net income	$188,774
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liability	(20,794)
Income from investments held in Trust Account	(601,262)
Changes in operating assets and liabilities:
Prepaid expenses	(764,330)
Accounts payable	700
Accrued expenses	78,589

Net cash used in operating activities	(1,118,323)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(214,840,000)

Net cash used in investing activities	(214,840,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from Overfunding Loan	5,240,000
Proceeds received from initial public offering and over-allotment, gross	209,600,000
Proceeds received from private placement	6,792,000
Offering costs paid	(5,062,690)

Net cash provided by financing activities	216,569,310

Net change in cash	610,987
Cash—beginning of the period	—

Cash—end of the period	$610,987

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$170,000
Deferred underwriting and advisory fees	$7,336,000
Reversal of previous accrued offering costs	$31,985
The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds held in the Trust Account (as defined below).
The Company’s sponsor is Auxo Capital Managers LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2022. On June 28, 2022, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions (
see
Note 5). The underwriter was granted
a 45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit (the “Over-Allotment Option”). On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company (the “Partial Over-Allotment Exercise”). On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 warrants of the Company (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating proceeds of $6.6 million (
see
Note 4). Substantially concurrently with the closing of the Partial Over-Allotment Exercise, the Company completed the sale of 192,000 additional Private Placement Warrants to the Sponsor (the “Additional Private Placement”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $192,000.
In addition, upon the consummation of the Initial Public Offering on June 28, 2022, the Sponsor provided the Company with the First Overfunding Loan (as defined in Note 4) in the amount of $5.0 million to deposit in the Trust Account at no interest. In connection with the Partial Over-Allotment Exercise on July 20, 2022, the Sponsor provided the Company with the Second Overfunding Loan (as defined in Note 4) in the amount of $240,000 to deposit in the Trust Account.
Upon the closing of the Initial Public Offering and the Partial Over-Allotment Exercise, approximately $214.8 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, the Partial Over-Allotment Exercise the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement and the Additional Private Placement, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the
Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The Public Shares are recognized at redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares include in the Units issued in the Company’s Initial Public Offering, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
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

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.25. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.25 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
On August 10, 2022, the Company announced that, effective August 15, 2022, the Company’s Class A ordinary shares and warrants comprising each issued and outstanding Unit will commence trading separately under the ticker symbols “SKGR” and “SKGW,” respectively. Holders of Units may elect to continue to hold Units or separate their Units into the component securities.
Liquidity and Capital Resources
As of September 30, 2022, the Company had approximately $611,000 in cash and working capital of approximately $1.1 million.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Risks and Uncertainties
Management continues to evaluate the
impact of the COVID-19 pandemic and has
concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the financial statement. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the condensed financial statements.
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of
Regulation S-X. Accordingly,
certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
8-Ks as
filed with the SEC on July 5, 2022 and July 22, 2022 and the Prospectus as filed with the SEC on June 25, 2022, which contains the audited financial statements and notes thereto.
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

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2022, the assets held in the Trust Account were in money market funds. There were no assets held in the Trust Account at December 31, 2021.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Derivative Financial Instruments
The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.
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
The Partial Over-allotment option was recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the instrument as a liability at fair value and adjusted the instrument to fair value at each reporting period.
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

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 20,960,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.
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
As of September 30, 2022, the amount of Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled in the following table:

As of September 30, 2022
Gross proceeds	$209,600,000
Less:
Proceeds allocated to Public Warrants	(3,144,000)
Proceeds allocated to over-allotment option	(20,794)
Class A ordinary shares issuance costs	(12,369,649)
Plus:
Accretion of carrying value to redemption value	21,275,705

Class A ordinary shares subject to possible redemption	$215,341,262

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value. Therefore, the net income per ordinary share calculation allocates income shared pro rata between Class A and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 17,272,000 shares in the calculation of diluted income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022

	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$242,153	$60,538	$110,613	$78,161
Denominator:
Weighted average ordinary shares outstandi n g - basic	20,759,560	5,189,890	7,165,882	5,063,529
Weighted average ordinary shares outstanding - diluted	20,759,560	5,240,000	7,165,882	5,080,879

Net income per ordinary share - basic	$0.01	$0.01	$0.02	$0.02
Net income per ordinary share - diluted	$0.01	$0.01	$0.02	$0.02

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
The underwriter was granted the Over-Allotment Option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company. The remaining Over-Allotment Option expired on August 7, 2022.
Each Unit consists of one share of Class A
ordinary shares, and
one-half of one
 redeemable
warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).
Note 4—Related Party Transactions
Founder Shares
On December 9, 2021, the sponsor purchased 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to cover certain expenses on the Company’s behalf for an aggregate purchase price of $25,000. On February 24, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company. On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding to 5,750,000 shares. The Sponsor agreed to

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

forfeit up to an aggregate of 750,000 Founder Shares to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares.
The initial shareholders, and the executive officers and directors of the Company, agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination; and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading
day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.
In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating proceeds of $6.6 million.
Substantially concurrently with the closing of the Partial Over-Allotment Exercise, the Company completed the Additional Private Placement of 192,000 additional Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $192,000.
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
Related Party Loans
Promissory Note to Sponsor
The Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note, dated on December 9, 2021 and was later amended on May 5, 2022 (the “Note”). The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $300,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering. The Note was no longer available to draw on after the consummation of the Initial Public Offering.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Overfunding Loans
On June 28, 2022, in connection with the closing of the Initial Public Offering, the Sponsor loaned the Company $5.0 million under a
non-interest
bearing loan agreement (the “First Overfunding Loan”) to deposit in the Trust Account. On July 20, 2022, in connection with the Partial Over-Allotment Exercise, the Sponsor provided the Company with the second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account under the same terms (the “Second Overfunding Loan”, together, the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of an initial Business Combination or converted into Class A ordinary shares at a conversion price of $10.00 per Class A ordinary share (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until August 22, 2022. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.
Working Capital Loan
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $30,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for both the three and nine months ended September 30, 2022. As of September 30, 2022, the Company fully paid for such services.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The Company also engaged Cohen & Company Capital Markets (“CCM”) to provide consulting and advisory services to the Company in connection with the Initial Public Offering, for which it would receive (i) an advisory fee of $400,000, paid upon the closing of the Initial Public Offering, and (ii) a deferred advisory fee of $700,000 (payable solely in the event that the Company completes the initial Business Combination. The underwriter has reimbursed a portion of their fees to cover for the fees payable to CCM.
In connection with the consummation of the Partial Over-Allotment Exercise, the underwriter and CCM were entitled to an additional fee in the aggregate amount of $192,000, paid upfront on July 20, 2022, and $336,000 in deferred underwriting and advisory commissions (net of the reimbursement from the underwriter to cover for the fees payable to CCM).
Note 6—Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, there were 20,960,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheet. As of December 31, 2021, there were no Class A ordinary share issued or outstanding.
Class
 B Ordinary Shares—
The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares were subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.
On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares. As of September 30, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%
of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans and Extension Loans and (b) any Class A ordinary shares issued to the Sponsor upon conversion of Overfunding Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Warrants—
As of September 30, 2022, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.
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

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

•
if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant.

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
Note 7—Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$215,441,262	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three and nine months ended September 30, 2022.
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
The Company estimated that 25% of the total amount would be exercised. During the three months ended September 30, 2022, the over-allotment option expired and the Company recorded a change in fair value of approximately $21,000 in the accompanying condensed statements of operations.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating proceeds of $6.6 million. Substantially concurrently with the closing of the Partial Over-Allotment Exercise, we completed the Additional Private Placement of 192,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $192,000.

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
Upon the closing of the Initial Public Offering and the Partial Over-Allotment Exercise, approximately $214.8 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, the Partial Over-Allotment Exercise, the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement and the Additional Private Placement, was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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

Liquidity and Capital Resources
As of September 30, 2022, we had approximately $611,000 in cash, and working capital of approximately $1.1 million.
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
Results of Operations
Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate non-operating income
in the form of interest income from the amount held in the Trust Account.
For the three months ended September 30, 2022, we had a net income of approximately $303,000, which consisted of approximately $594,000 in income from investments held in the Trust Account and change in fair value of derivative liability for the over-allotment option of approximately $21,000, offset by approximately $312,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).
For the nine months ended September 30, 2022, we had a net income of approximately $189,000, which consisted of approximately $601,000 in income from investments held in the Trust Account and change in fair value of derivative liability for the over-allotment option of approximately $21,000, offset by approximately $433,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).
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
Administrative Services Agreement
On June 23, 2022, we entered into an agreement with an affiliate of our Sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred $30,000 in such fees included as general and administrative expenses to-related
party on the accompanying unaudited condensed statements of operations for both the three and nine months ended September 30, 2022. As of September 30, 2022, we fully paid for such services.
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
The Over-Allotment Option was recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognized the instrument as a liability at fair value and adjusted the instrument to fair value at each reporting period.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 20,960,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to
the extent available) and accumulated deficit.
Net Income Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value. Therefore, the net income per ordinary share calculation allocates income shared pro rata between Class A and Class B ordinary shares. We have not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 17,272,000 shares in the calculation of diluted income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.
Recent Accounting Pronouncements
Our management do not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet
Arrangements
As of September 30, 2022, we did not have
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
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
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
Unregistered Sales of Equity Securities
On December 9, 2021, our Sponsor purchased 8,625,000 Founder Shares for an aggregate price of $25,000. On February 24, 2022, 1,437,500 Founder Shares were surrendered and thereupon cancelled by us. On May 5, 2022, 1,437,500 Founder Shares were surrendered and thereupon cancelled by us resulting in a decrease in the total number of Founder Shares outstanding to 5,750,000 shares. Our Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On July 20, 2022, we sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, our Sponsor forfeited 510,000 Founder Shares.
Simultaneously with the closing of the Initial Public Offering, on June 28, 2022, we consummated the Private Placement of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to our Sponsor, generating proceeds of $6.6 million.
Substantially concurrently with the closing of the Partial Over-Allotment Exercise, on July 20, 2022, we completed the Additional Private Placement of 192,000 additional Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $192,000.
These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds
In connection with the Initial Public Offering and the Partial Over-Allotment Exercise, we incurred offering costs of approximately $12.6 million (including deferred underwriting commissions of approximately $7.3 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, approximately $214.8 million of the net proceeds of the Initial Public Offering, the Partial Over-Allotment Exercise, the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement and the Additional Private Placement was placed in the Trust Account. The net proceeds of the Initial Public Offering, the Partial Over-Allotment Exercise, the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement and the Additional Private Placement are held in the Trust Account and invested as described elsewhere in this Quarterly Report on
Form 10-Q.
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

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Date: November 14, 2022	SK GROWTH OPPORTUNITIES CORPORATION

	By:	/s/ Richard Chin
Name: Richard Chin
Title: Chief Executive Officer