Form 10-Q
period 2023-03-31
SK Growth Opportunities Corp
filed 2023-05-12
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-
4143
2

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405of
this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2

of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12
b-2 of
the Exchange Act).    Yes  ☒    No  ☐
As of May
12
, 2023, there were 20,960,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SK GROWTH OPPORTUNITIES CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$373,307	$515,410
Prepaid expenses	464,500	415,866

Total current assets	837,807	931,276

Non-current assets:
Prepaid expenses—non-current	102,375	204,750
Investments held in Trust Account	219,946,528	217,645,818

Total non-current assets	220,048,903	217,850,568

Total Assets	$220,886,710	$218,781,844

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$24,029	$2,331
Accrued expenses	374,990	300,481
Overfunding loan	5,240,000	5,240,000

Total current liabilities	5,639,019	5,542,812

Non-current liabilities:
Deferred underwriting and advisory fees	7,336,000	7,336,000

Total non-current liabilities	7,336,000	7,336,000

Total l iabilities	12,975,019	12,878,812

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 20,960,000 shares subject to possible redemption at approximately $10.49 and $10.38 per share as of March 31, 2023 and December 31, 2022, respectively	219,846,528	217,545,818
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 and 5,240,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	524	524
Additional paid-in capital	—	—
Accumulated deficit	(11,935,361)	(11,643,310)

Total shareholders’ deficit	(11,934,837)	(11,642,786)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$220,886,710	$218,781,844

The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$292,051	$37,032

Loss from operations	(292,051)	(37,032)

Other income:
Income from investments held in Trust Account	2,300,710	—

Total other income	2,300,710	—

Net income (loss)	$2,008,659	$(37,032)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,960,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.08	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (2)	5,240,000	5,000,000 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	0.08	(0.01)

(1)	This number excludes an aggregate of up to 750,000 Class B ordinary shares that was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (Note 4).
(2)
On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance —December 31, 2022	5,240,000	$524	$—	$(11,643,310)	$(11,642,786)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,300,710)	(2,300,710)
Net income	—	—	—	2,008,659	2,008,659

Balance — March 31, 2023 (unaudited)	5,240,000	$524	$—	$(11,935,361)	$(11,934,837)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Class B Ordinary Shares (1)(2)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance —December 31, 2021	5,750,000	$575	$24,425	$(33,831)	$(8,831)
Net loss	—	—	—	(37,032)	(37,032)

Balance — March 31, 2022 (unaudited)	5,750,000	$575	$24,425	$(70,863)	$(45,863)

(1)	This number excludes an aggregate of up to 750,000 Class B ordinary shares that was subjec t to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (Note 4).
(2)
On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,008,659	$(37,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,300,710)	—
Changes in operating assets and liabilities:
Prepaid expenses	53,741	—
Accounts payable	21,698	3,900
Accrued expenses	74,509	(5,231)

Net cash used in operating activities	(142,103)	(38,363)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	300,000
Deferred offering costs paid	—	(99,717)

Net cash provided by financing activities	—	200,283

Net change in cash	(142,103)	161,920
Cash—beginning of the period	515,410	—

Cash—end of the period	$373,307	$161,920

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$301,365

The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds held in the Trust Account (as defined below).
The Company’s sponsor is Auxo Capital Managers LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2022. On June 28, 2022, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions (see Note 5). The underwriter was granted a 45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit (the “Over-Allotment Option”). On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company (the “Partial Over-Allotment Exercise”). On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares
 (as defined in Note 4).
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
MARCH 31, 2023

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
The Public Shares are recognized at redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares included in the Units issued in the Company’s Initial Public Offering, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
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

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Going Concern Consideration
As of March 31, 2023, the Company had approximately $373,000 in cash and working capital deficit of approximately $4.8 million.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares, and loan proceeds from the Sponsor of $300,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Overfunding Loans and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 4) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants).
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or through liquidation date. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued expenses, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the condensed financial statements.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of
Regulation S-X. Accordingly,
certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K as
filed with the SEC on March 29, 2023, which contains the audited financial statements and notes thereto.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were in money market funds.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and advisory fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 20,960,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
As of March 31, 2023 and December 31, 2022, the amount of Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$209,600,000
Less:
Proceeds allocated to Public Warrants	(3,144,000)
Proceeds allocated to over-allotment option	(20,794)
Class A ordinary shares issuance costs	(12,369,649)
Plus:
Accretion of carrying value to redemption value	23,480,261

Class A ordinary shares subject to possible redemption, December 31, 2022	217,545,818
Plus:
Accretion of carrying value to redemption value	2,300,710

Class A ordinary shares subject to possible redemption, March 31, 2023	$219,846,528

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Therefore, the net income (loss) per ordinary share calculation allocates income shared pro rata between Class A and Class B ordinary shares. The Company has not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate o
f 17,272,000 shares in the calculation of diluted income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,606,927	$401,732	$—	$(37,032)
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	20,960,000	5,240,000	—	5,000,000

Net income (loss) per ordinary share—basic and diluted	$0.08	$0.08	$—	$(0.01)

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
MARCH 31, 2023

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
In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
MARCH 31, 2023

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
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
Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $30,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations fo
r t
he three months ended March 31, 202
3. A
s of March 31, 2023 and December 31, 2022, the Company fully paid for such services.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Note 5—Commitments and Contingencies
Shareholder and Registration Rights
Pursuant to a registration and shareholder rights agreement entered into on June 23, 2022, the holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans and Extension Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans), have registration rights to require the Company to register a sale of any of the securities held by them. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up
period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 20,960,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.
Class
 B Ordinary Shares—
The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares were subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares. As of March 31, 2023 and December 31, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Warrants—
As of March 31, 2023 and December 31, 2022, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.
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

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Note 7—Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

March 31, 2023	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund		$219,946,528	$—	$—

December 31, 2022	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund		$217,645,818	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three months ended March 31, 2023.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating proceeds of $6.6 million. Substantially concurrently with the closing of the Partial Over-Allotment Exercise, we completed an additional private placement of 192,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $192,000.

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

Upon the closing of the Initial Public Offering and the Partial Over-Allotment Exercise, approximately $214.8 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, the Partial Over-Allotment Exercise, the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement and the Additional Private Placement, was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Going Concern Consideration

As of March 31, 2023, we had approximately $373,307 in cash, and working capital deficit of approximately $4.8 million.

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

Results of Operations

Our entire activity since inception up to March 31, 2023, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net income of $2,008,659, which consisted of $2,300,710 in income from investments held in the Trust Account, offset by $292,051 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the three months ended March 31, 2022, we had a net loss of $37,032, which consisted primarily of general and administrative expenses.

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

Administrative Services Agreement

On June 23, 2022, we entered into an agreement with an affiliate of our Sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred $30,000 in such fees included as general and administrative expenses to-related party on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023. As of March 31, 2023, we fully paid for such services.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023, 20,960,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Therefore, the net income (loss) per ordinary share calculation allocates income (loss) shared pro rata between Class A and Class B ordinary shares. We have not considered the effect of the exercise of the Public Warrants and Private Placement Warrants to purchase an aggregate of 17,272,000 shares in the calculation of diluted income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events.

Recent Accounting Pronouncements

Our management do not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in Rules 13a-15 (e)and 15d-15 (e)under the Exchange Act) were effective.

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

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2023.

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

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

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

Date: May 12, 2023	SK GROWTH OPPORTUNITIES CORPORATION

	By:	/s/ Richard Chin
Name: Richard Chin
Title: Chief Executive Officer

Date: May 12, 2023	By:	/s/ Derek Jensen
Name: Derek Jensen
Title: Chief Financial Officer