Form 10-Q
period 2023-06-30
SK Growth Opportunities Corp
filed 2023-08-11
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number 001-41432

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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	SKGRU	The Nasdaq Stock Market LLC
Class A Ordinary Shares	SKGR	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	SKGRW	The Nasdaq Stock Market LLC
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
the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2023, there were 20,960,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share
, and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SK GROWTH OPPORTUNITIES CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$242,990	$515,410
Prepaid expenses	444,500	415,866

Total current assets	687,490	931,276

Non-current assets:
Prepaid expenses—non-current	—	204,750
Investments held in Trust Account	222,404,188	217,645,818

Total non-current assets	222,404,188	217,850,568

Total Assets	$223,091,678	$218,781,844

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,331	$2,331
Accrued expenses	401,162	300,481
Overfunding loan	5,240,000	5,240,000

Total current liabilities	5,643,493	5,542,812

Non-current liabilities:
Deferred underwriting and advisory fees	7,336,000	7,336,000

Total non-current liabilities	7,336,000	7,336,000

Total liabilities	12,979,493	12,878,812

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 20,960,000 shares subject to possible redemption at approximately $10.61 and $10.38 per share as of June 30, 2023 and December 31, 2022, respectively	222,304,188	217,545,818
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	524	524
Additional paid-in capital	—	—
Accumulated deficit	(12,192,527)	(11,643,310)

Total shareholders’ deficit	(12,192,003)	(11,642,786)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$223,091,678	$218,781,844

The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$257,166	$84,174	$549,217	$121,206

Loss from operations	(257,166)	(84,174)	(549,217)	(121,206)

Other income:
Income from investments held in Trust Account	2,457,660	7,289	4,758,370	7,289

Total other income	2,457,660	7,289	4,758,370	7,289
Net income (loss)	$2,200,494	$(76,885)	$4,209,153	$(113,917)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,960,000	444,444	20,960,000	444,444

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.01)	$0.16	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares (2)	5,240,000	5,000,000 (1)	5,240,000	5,000,000 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.01)	$0.16	$(0.02)

(1)
This number excludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares (see Note 4).

(2)
On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance —December 31, 2022	5,240,000	$524	$—	$(11,643,310)	$(11,642,786)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,300,710)	(2,300,710)
Net income	—	—	—	2,008,659	2,008,659

Balance — March 31, 2023 (unaudited)	5,240,000	524	$—	(11,935,361)	(11,934,837)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,457,660)	(2,457,660)
Net income	—	—	—	2,200,494	2,200,494

Balance — June 30, 2023 (unaudited)	5,240,000	$524	$—	$(12,192,527)	$(12,192,003)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares (1)(2)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance—December 31, 2021	5,750,000	$575	$24,425	$(33,831)	$(8,831)
Net loss	—	—	—	(37,032)	(37,032)

Balance—March 31, 2022 (unaudited)	5,750,000	575	24,425	(70,863)	(45,863)
Sale of private placement warrants to Sponsor in private placement	—	—	6,600,000	—	6,600,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	3,000,000	—	3,000,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	(191,121)	—	(191,121)
Accretion for Class A ordinary shares to redemption amount	—	—	(9,433,304)	(10,437,059)	(19,870,363)
Net loss	—	—	—	(76,885)	(76,885)

Balance—June 30, 2022 (unaudited)	5,750,000	$575	$—	$(10,584,807)	$(10,584,232)

(1)
This number includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares (see Note 4).

(2)
On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$4,209,153	$(113,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(4,758,370)	(7,289)
Changes in operating assets and liabilities:
Prepaid expenses	176,116	(25,350)
Accounts payable	—	31,212
Accrued expenses	100,681	18,103

Net cash used in operating activities	(272,420)	(97,241)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(205,000,000)

Net cash used in investing activities	—	(205,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	300,000
Repayment of note payable to related party	—	(300,000)
Reimbursement from underwriter	—	400,000
Proceeds received from Overfunding Loan	—	5,000,000
Proceeds received from initial public offering, gross	—	200,000,000
Proceeds received from private placement	—	6,600,000
Offering costs paid	—	(4,636,987)

Net cash provided by financing activities	—	207,363,013

Net change in cash	(272,420)	2,265,772
Cash—beginning of the period	515,410	—

Cash—end of the period	$242,990	$2,265,772

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$628,703

Offering costs included in accrued expenses	$—	$175,000

Deferred underwriting commissions and advisory fees	$—	$7,000,000

Reversal of previous accrued offering costs	$—	$31,985

The accompanying notes are an integral part of the unaudited condensed financial statements
.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds held in the Trust Account (as defined below).
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
JUNE 30, 2023

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
JUNE 30, 2023

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
Going Concern Consideration
As of June 30, 2023, the Company had approximately $242,990 in cash and working capital deficit of approximately $5 million.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares, and loan proceeds from the Sponsor of $300,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the
Trust Account.

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
Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period (by December 28, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the
impact of the COVID-19 pandemic and has
concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of
Regulation S-X. Accordingly,
certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K as
filed with the SEC on March 29, 2023, which contains the audited financial statements and notes thereto.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were in money market funds.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
The Partial Over-allotment option was recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the instrument as a liability at fair value and adjusted the instrument to fair value at each reporting period. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares and the derivative liability was extinguished.
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
JUNE 30, 2023

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 20,960,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
As of June 30, 2023 and December 31, 2022, the amount of Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$209,600,000
Less:
Proceeds allocated to Public Warrants	(3,144,000)
Proceeds allocated to over-allotment option	(20,794)
Class A ordinary shares issuance costs	(12,369,649)
Plus:
Accretion of carrying value to redemption value	23,480,261

Class A ordinary shares subject to possible redemption, December 31, 2022	217,545,818
Plus:
Accretion of carrying value to redemption value	2,300,710

Class A ordinary shares subject to possible redemption, March 31, 2023	219,846,528
Plus:
Accretion of carrying value to redemption value	2,457,660

Class A ordinary shares subject to possible redemption, June 30, 2023	$222,304,188

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

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,760,395	$440,099	$(6,276)	$(70,609)
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	20,960,000	5,240,000	444,444	5,000,000

Net income (loss) per ordinary share—basic and diluted	$0.08	$0.08	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,367,322	$841,831	$(9,299)	$(104,618)
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	20,960,000	5,240,000	444,444	5,000,000

Net income (loss) per ordinary share—basic and diluted	$0.16	$0.16	$(0.02)	$(0.02)

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
The underwriter was granted the Over-Allotment Option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company and incurring deferred
underwriting commissions of $336,000.

The remaining Over-Allotment Option
expired on August 7, 2022. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares (as defined in Note 4).
Each Unit consists of one share of Class A
ordinary shares, and one-half of one redeemable
warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
JUNE 30, 2023

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
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
Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023. The Company incurred no such fees for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the Company fully paid for such services.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
The Company also engaged Cohen & Company Capital Markets (“CCM”) to provide consulting and advisory services to the Company in connection with the Initial Public Offering, for which it would receive (i) an advisory fee of $400,000, paid upon the closing of the Initial Public Offering, and (ii) a deferred advisory fee of $700,000
 (payable solely in the event that the Company completes the initial Business Combination. The underwriter has reimbursed a portion of its fees to cover for the fees payable to CCM.
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
The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 20,960,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.
Class
 B Ordinary Shares—
The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of
December 31, 2022, there w
ere 5,240,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares were subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares. As of June 30, 2023 and December 31, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Warrants—
As of June 30, 2023 and December 31, 2022, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.
The warrants have an exercise price of $
11.50
per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $
9.20
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
JUNE 30, 2023

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
Note 7—Fair Value Measurements
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

June 30, 2023	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds		$222,404,188	$—	$—

December 31, 2022	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds		$217,645,818	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no
 transfers between levels during the three and six months ended June 30, 2023 and 2022.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Going Concern Consideration

As of June 30, 2023, we had approximately $243,000 in cash and working capital deficit of approximately $5 million.

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

Results of Operations

Our entire activity since inception up to June 30, 2023, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net income of approximately $2.2 million which consisted of approximately $2.5 million in income from investments held in the Trust Account, offset by approximately $257,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the three months ended June 30, 2022, we had a net loss of approximately $77,000, which consisted of approximately $84,000 in general and administrative expenses, offset by approximately $7,000 in income from investments held in the Trust Account.

For the six months ended June 30, 2023, we had a net income of approximately $4.2 million, which consisted of approximately $4.8 million in income from investments held in the Trust Account, offset by approximately $549,000 in general and administrative expenses (of which $60,000 was for administrative expenses for related party).

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

Administrative Services Agreement

On June 23, 2022, we entered into an agreement with an affiliate of our Sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred $30,000 and $60,000 in such fees included as general and administrative expenses to-related party on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023, respectively. The Company incurred no such fees for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the Company fully paid for such services.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as critical accounting estimates.

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

The Over-Allotment Option was recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognized the instrument as a liability at fair value and adjusted the instrument to fair value at each reporting period. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares and the derivative liability was extinguished.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 20,960,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures (as defined in Rules 13a-15 (e)and 15d-15 (e)under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023 and our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended June 30, 2023.

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

Date: August 10, 2023	SK GROWTH OPPORTUNITIES CORPORATION

	By:	/s/ Richard Chin
Name: Richard Chin
Title: Chief Executive Officer

Date: August 10, 2023	By:	/s/ Derek Jensen
Name: Derek Jensen
Title: Chief Financial Officer