Form 10-K
period 2023-12-31
SK Growth Opportunities Corp
filed 2024-03-29
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
of the Exchange Act). Yes ☒ No ☐
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on Nasdaq, was approximately $221,966,400.00 (based on the closing sales price of the Class A ordinary shares on June 30, 2023 of $10.59).
As of Marc
h 29, 2
024, there wer
e
10,056,597 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•

“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted by special resolution dated 23 June 2022 and amended by special resolution dated 27 December 2023;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

•

the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID -19 pandemic) and increase volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team, or their respective affiliates, may not be indicative of future performance of an investment in us.

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination and our ability to consummate a business combination within the expected timeframe may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and the volatility in the of debt and equity markets.

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

•

If we have not consummated an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved in accordance with an amended and restated memorandum and articles of association), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

•	There is no assurance when or if our proposed business combination will be completed.

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

The term “ESG”-environmental, social, and governance-describes areas that characterize sustainable, socially responsible, or ethical investments. While we may pursue an acquisition opportunity in any business, sector, or geography, we intend to capitalize on the ability of our management team to identify, acquire, and manage a growth-oriented, market leading business with strong ESG metrics. We believe that our management team is well positioned to identify assets with attractive risk-adjusted business profiles in the marketplace. In addition to the broad reach of SK’s global platform, which evaluates hundreds of investment opportunities annually, our management team’s external network, developed over decades of work experience, ranges from industry executives, venture capital firms, private equity funds, and investment banks. This network, in combination with the extensive global industry and geographical reach of SK-affiliated operating companies will enable us to pursue a broad range of opportunities. Our management intends to focus on companies that can leverage the relationships and contacts of management to access diverse technical, operational and investing expertise. Additionally, we believe SK’s substantial presence in Asia presents a compelling opportunity for a target company that desires international expansion with a proven strategic partner.

Proposed Business Combination

On February 27, 2024, we entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Webull Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Webull”), Feather Sound I Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub I”) and Feather Sound II Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub II”).

The Business Combination

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, (i) immediately prior to the effective time of the First Merger (as defined below) (the “First Merger Effective Time”), Webull will effectuate the Webull Capital Restructuring (as defined below), (ii) promptly following the Webull Capital Restructuring and at the First Merger Effective Time, Merger Sub I will merge with and into us (the “First Merger”), with us surviving the First Merger as a wholly owned subsidiary of Webull (sometimes referred to herein as the “Surviving Entity”), and (iii) promptly following the First Merger and at the effective time of the Second Merger (as defined below) (the “Second Merger Effective Time”), the Surviving Entity will merge with and into Merger Sub II (the “Second Merger”, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Webull (Merger Sub II, as the surviving entity of the Second Merger is sometimes referred to herein as the “Surviving Company”). The Webull Capital Restructuring, the Mergers and each of the other transactions contemplated by the Business Combination Agreement or other transaction documents are collectively referred to as the “Transactions” or the “Business Combination.”

Webull Capital Restructuring

On the Closing Date (as defined in the Business Combination Agreement), immediately prior to the First Merger Effective Time, the following actions shall take place or be effected:

(i)

immediately prior to the Share Subdivision (as defined below), each preferred share of Webull issued and outstanding immediately prior to the First Merger Effective Time shall be converted into one ordinary share of Webull, par value $0.0001 per share (the “Pre-Subdivision Ordinary Share” and together with the preferred shares of Webull, collectively, the “Pre-Subdivision Shares”) (the “Conversion”);

(ii)	immediately following the Conversion, the fifth amended and restated memorandum and articles of association of Webull shall be adopted and become effective (the “Charter Amendment”);

(iii)

immediately following the Conversion and the Charter Amendment, (A) each Pre-Subdivision Ordinary Share (excluding any Pre-Subdivision Ordinary Shares held by the holding vehicles controlled by founders of Webull (the “Founder Holdcos”)) issued and outstanding immediately prior to the First Merger Effective Time shall be subdivided into a number of class A ordinary shares of Webull, par value $0.00001 per share (the “Webull Class A Ordinary Shares”) determined by multiplying each such Pre-Subdivision Ordinary Share by 5.4732 (the “Share Subdivision Factor”), and re-designated as Webull Class A Ordinary Shares; and (B) each Pre-Subdivision Ordinary Share issued and outstanding immediately prior to the First Merger Effective Time and held by the Founder Holdcos shall be subdivided into a number of class B ordinary shares of Webull, par value $0.00001 per share (the “Webull Class B Ordinary Shares,” together with the Webull Class A Ordinary Shares, collectively, the “Webull Ordinary Shares”) determined by multiplying each such Pre-Subdivision Ordinary Share by the Share Subdivision Factor, and re-designated as Webull Class B Ordinary Shares (collectively referred to herein as the “Share Subdivision”; the Conversion, the Charter Amendment and the Share Subdivision collectively referred to as the “Webull Capital Restructuring”);

(iv)

immediately following the Share Subdivision, each option to purchase Pre-Subdivision Ordinary Shares of Webull (the “Webull Option”) outstanding as of the effective time of the Share Subdivision will become an option to purchase Webull Ordinary Shares, exercisable for that number of Webull Ordinary Shares and at the per share exercise price, in each case as adjusted by the Share Subdivision Factor and otherwise subject to substantially the same terms and conditions as were applicable to such Webull Option immediately before the effective time of the Share Subdivision (including expiration date and exercise provisions); and

(v)

each restricted share unit of Webull (the “Webull RSU”) outstanding shall cease to represent the right to acquire Pre-Subdivision Ordinary Shares of Webull and be canceled in exchange for a right to acquire a number of Webull Ordinary Shares as adjusted by the Share Subdivision Factor and otherwise subject to the same terms and conditions (including applicable vesting, vesting acceleration, expiration and forfeiture provisions) that applied to the corresponding Webull RSU immediately prior to the Share Subdivision.

(vi)

any restricted Pre-Subdivision Shares of Webull (the “Webull Restricted Shares”) that are issued and outstanding immediately prior to the First Merger Effective Time shall be subdivided into Webull Ordinary Shares subject to the same terms and conditions as were applicable to such Webull Restricted Shares immediately prior to the First Merger Effective Time (including with respect to vesting and termination-related provisions).

Issuance of Class A ordinary shares

On the Closing Date, immediately prior to the First Merger Effective Time, each of our class B ordinary share which our sponsor has agreed to surrender and forfeit for no consideration pursuant to the Non-Redemption Agreements (as defined in the Business Combination Agreement) or the Sponsor Support Agreement (as described below) that is issued and outstanding shall be cancelled and cease to exist, and we shall issue such number of class A ordinary shares to our shareholders who are parties to the Non-Redemption Agreements in accordance with the terms of the Non-Redemption Agreements. Following the cancellation of our Class B ordinary shares pursuant to the preceding sentence, and immediately prior to the First Merger Effective Time, each of our Class B ordinary shares then issued and outstanding and held by the sponsor and certain of our directors (collectively, the “SPAC Insiders”) shall automatically be converted into one Class A ordinary share in accordance with the terms of our memorandum and articles of association, as amended (such automatic conversion, the “Class B Conversion”) and each of our Class B ordinary share shall no longer be issued and outstanding and shall be cancelled and cease to exist.

Mergers

On the Closing Date, on the terms and subject to the conditions set forth in the Business Combination Agreement, by virtue of the First Merger and without any action on the part of us, Webull, Merger Sub I, Merger Sub II or the holders of any of the following securities:

(i)

each of our unit consisting of one Class A ordinary share and one-half of a warrant to purchase one Class A ordinary share at a price of $11.50 per share (the “Public Warrants”), issued and outstanding immediately prior to the First Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one-half of a Public Warrant in accordance with the terms of our unit (the “Unit Separation”);

(ii)

immediately following the Unit Separation and the Webull Capital Restructuring, each of our Class A ordinary share issued and outstanding immediately prior to the First Merger Effective Time (other than any of SPAC Treasury Shares, Redeeming SPAC Shares and Dissenting SPAC Shares, in each case as defined in the Business Combination Agreement) shall automatically be cancelled and cease to exist in exchange for the right to receive one newly issued Webull Class A Ordinary Share;

(iii)

each of our warrant (including the Public Warrants and private placement warrants held by our sponsor, collectively referred to herein as “SPAC Warrants”) outstanding immediately prior to the First Merger Effective Time shall cease to be a warrant with respect to our Class A ordinary shares and be assumed by Webull and converted into a warrant to purchase one Webull Class A ordinary share (the “Webull Warrants”);

(iv)

each Redeeming SPAC Share issued and outstanding immediately prior to the First Merger Effective Time shall automatically be cancelled and cease to exist and shall thereafter represent only the right of the holder thereof to be paid a pro rata share of the SPAC Shareholder Redemption Amount (as defined in the Business Combination Agreement); and

(v)

each Dissenting SPAC Share issued and outstanding immediately prior to the First Merger Effective Time shall automatically be cancelled and cease to exist and shall thereafter represent only the right to be paid the fair value of such Dissenting SPAC Share and such other rights pursuant to Section 238 of the Companies Act (As Revised) of the Cayman Islands.

In addition, on the Closing Date, upon the terms and subject to the conditions of this Business Combination Agreement and the Incentive Warrant Agreement (as defined in the Business Combination Agreement), Webull shall issue to each of our shareholder (other than the SPAC Insiders or any holder of SPAC Treasury Shares) one Incentive Warrant (as defined in the Business Combination Agreement) for each Non-Redeeming SPAC Share (as defined in the Business Combination Agreement) held by such shareholder.

Conditions Precedents to Closing

The obligations of the parties to consummate the Transactions are subject to certain closing conditions of the respective parties, including, among others: (i) receipt of the required approval by our shareholders (the “SPAC Shareholders’ Approval”); (ii) receipt of Webull’s shareholder approval; (iii) effectiveness of the Registration Statement under the Securities Act and the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; (iv) the approval for listing of the Webull Class A Ordinary Shares and Incentive Warrants to be issued in connection with the Transactions on the Nasdaq Stock Markets (“Nasdaq”), subject only to official notice of issuance thereof; (v) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Transactions; (vi) the expiration or early termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (vii) the completion of the Webull Capital Restructuring.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on February 28, 2024. Other than as specifically discussed, this Report on Form 10-K does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we have entered into a support agreement with Webull and the SPAC Insiders (the “Sponsor Support Agreement”), pursuant to which, each SPAC Insider agreed, among other things, (a) at any meeting of our shareholders called to seek SPAC Shareholders’ Approval or SPAC Shareholder Extension Approval (as defined in the Business Combination Agreement), or in connection with any written consent of our shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the Transactions, such SPAC Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause our Class B ordinary shares held by such SPAC Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted our Class B ordinary shares held by such SPAC Insider in favor of the SPAC Shareholders’ Approval or the SPAC Shareholder Extension Approval; and (b) subject to the exceptions set forth in the Sponsor Support Agreement, agreed to become subject to certain transfer restrictions with respect to (i) any Webull Ordinary Shares held by each SPAC Insider immediately after the First Merger Effective Time during a period of twelve (12)-months from and after the Closing Date, (ii) Webull Warrants or Webull Class A Ordinary Shares underlying such warrants held by each SPAC Insiders immediately after the First Effective Time until thirty (30) days after the Closing Date.

Following the date of the Business Combination Agreement, we and our sponsor will use commercially reasonable efforts to enter into additional Non-Redemption Agreements with our public shareholders, pursuant to which our sponsor will be required to forfeit for no consideration 2,000,000 of Class B ordinary shares held by our sponsor. To the extent the aggregate amount of our Class B ordinary shares to be forfeited by our sponsor pursuant to such additional Non-Redemption Agreements is less than 2,000,000, our sponsor will forfeit an additional amount of our Class B ordinary shares on the Closing Date and immediately prior to the First Merger Effective Time, such that our sponsor will forfeit an aggregate of 2,000,000 Class B ordinary shares pursuant to such additional Non-Redemption Agreements and the Sponsor Support Agreement.

In addition, on the terms and subject to the conditions of the Sponsor Support Agreement, following the closing of the Business Combination until 30 days following the expiration of the statute of limitations for the applicable taxes (or if an audit is commenced during this period, until the completion of the audit), subject to the occurrence of certain triggering events, Webull agreed to indemnify our sponsor and each other SPAC Insiders for any U.S. federal (and applicable U.S. state and U.S. local) income taxes, together with any interests and penalties (the “Indemnifiable Amounts”) payable by our sponsor or the other SPAC Insiders, as applicable, solely arising from or attributable to the failure of the Mergers to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or as an exchange described in Section 351 of the Code, provided, however, that Webull shall not have any liability in respect of any Indemnifiable Amounts to the extent that the aggregate amount of such Indemnifiable Amounts exceeds $5,000,000.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is filed with our Current Report on Form 8-K filed with the SEC on February 28, 2024 which is incorporated by reference herein.

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

We believe our broad focus on acquiring a sustainable ESG business with a double bottom-line focus provides a rich palette of opportunities. In addition, we expect that our management team’s deep relationships across the ESG ecosystem and SK’s global franchise and relationships with other marquee players in the ESG space will allow us to generate proprietary deal flow to source and acquire an attractive business combination target. Our management team’s operational and investing experience in ESG-a sector that has become increasingly complex-provides a competitive advantage against blank check companies who may lack the deep domain and technical expertise required to evaluate ESG-related investment opportunities. Our management intends to focus on companies that can benefit from the investment and operational expertise, relationships and contacts of our management.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines. We will seek an initial business combination with companies that we believe are:

•

Strongly aligned with ESG-These include companies with environmentally friendly technologies, products, and services that can improve the value chain of the ESG landscape while adhering to strict social responsibilities and ethics to enhance value for all stakeholders;

•

Portfolio optionality-We believe in our ability to help build multiple paths to value creation for our initial business combination, which may include executing M&A and forming JVs/partnerships. We will seek an initial business combination with a target that has platform opportunities and a credible roadmap to expand vertically and/or horizontally over time;

•

Potential commercial and strategic synergies with the SK platform-SK has operating companies and strategic investments across multiple industries and global geographical regions. These areas include new energy, clean technology, semiconductor, telecommunication, materials, alternative proteins, and other high growth industries. Our management intends to focus on companies that can benefit from the investment and operational expertise, relationships and contacts of our management and SK; and

•	Sustainable standalone company-This includes companies with sustainable business models having the capacity to grow quickly in large addressable markets.

•	Areas of Interest-The areas of interest in which we will seek the initial business combination are represented in but not limited to the following illustrative table:

Category	Description

New Energy	Hydrogen energy / fuel cells, renewable energy, long duration energy storage, on-site power generation, virtual power plants

Electrification	Next-generation batteries, battery management systems, electric motors, on-board chargers, power control units, charging infrastructure

Clean Solutions	Waste-to-fuels, pollution / waste treatment, recycling / reuse (e.g., collection, sorting, and processing for papers, plastics, batteries, e-waste)

Sustainable Food	Alternative proteins (e.g., plat-based, fermentation, cell-based meat), vertical farming, AgTech (e.g., irrigation systems, monitoring, green fertilizers)

Carbon Management	Carbon capture, utilization, and storage

Materials	Green chemicals, coatings, building materials, textiles

Other	Resource utilization efficiency (e.g., building / data center cooling and heating, automated monitoring, smart homes, water conservation), micromobility, electrified rideshare, behavioral health, telehealth, supply chain logistics

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

Members of our management team and our board of directors may directly or indirectly own our securities following our initial public offering, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Extension of Deadline to Complete an Initial Business Combination

On December 27, 2023, we held an extraordinary general meeting of shareholders (the “Extension Meeting”), to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from December 28, 2023 to September 30, 2024, or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association (such proposal, the “Extension Amendment Proposal”), and (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, by and between Continental Stock Transfer & Trust Company, as trustee (“Continental”) and the company, to extend the date on which Continental must liquidate the trust account if we have not completed its initial business combination, from December 28, 2023 to September 30, 2024, or such earlier date as our board of directors may approve (the “Trust Amendment Proposal”). On December 27, 2023, the shareholders voted to approve the Extension Amendment Proposal and the Trust Amendment Proposal.

Non-Redemption Agreements

In connection with the company’s Extension Meeting to approve the Extension Amendment Proposal, the company and the sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 8,530,242 Class A ordinary shares of the company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the company, (i) the sponsor agreed to surrender to the company and forfeit for no consideration an aggregate of 1,279,536 Class B ordinary shares of the company and (ii) the company agreed to issue or cause to be issued to such aforementioned third parties for no additional consideration an aggregate of 1,279,536 Class A ordinary shares of the company, each in connection with the company’s completion of its initial business combination. The Non-Redemption Agreements increased the amount of funds that remain in the company’s trust account following the Extension Meeting.

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

Financial Position

As of December 31, 2023, we had approximately $109,573,279 held in the trust account, not taking into account approximately $7,336,000 of deferred underwriting fees that were waived by our underwriters. With funds available for a business combination in trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of the private placement warrants and the overfunding loans, as well as our equity, debt or a combination of these, as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We have until September 30, 2024 (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association) to consummate our initial business combination. However, if we cannot consummate the initial business combination by September 1, 2024 and it is reasonably determined by us and Webull that we may not be able to consummate the initial business combination by September 30, 2024, we will (a) use our reasonable best efforts to cause the our board of directors to approve such amendment to our memorandum and articles of association, as amended, to provide that the date by which we must consummate a business combination in accordance with our memorandum and articles of association, as amended, is extended from September 30, 2024 to March 31, 2025 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period” and such proposal, the “Extension Proposal”) and resolve to recommend that the our shareholders approve such Extension Proposal by special resolution, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution (the “Extension Recommendation”), and not change or modify or propose to change or modify the Extension Recommendation, and (b) prepare and file with the SEC proxy statement (such proxy statement, together with any amendments or supplements thereto, the “Extension Proxy Statement”) for the purpose of soliciting proxies from our shareholders for the Extension Proposal, which shall include, among other things, (x) a description and introduction of Webull, and (y) a statement that the Business Combination Agreement and any other transaction documents have been entered into. We shall discuss in good faith with Webull and agree upon the terms of the Extension Proposal, including the proposed amendments to our memorandum and articles of association and additional economic incentives, if any, to be offered to our shareholders in connection with their approval of the Extension Proposal.

If we are unable to consummate our initial business combination within the Combination Period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Certain of our officers and directors presently have, and any of our officers and directors may have in the future, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes payable) divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders, officers and directors have agreed to vote their founder shares and public shares, if any, in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 7,860,001 or 37.5% (assuming all issued and outstanding shares are voted) of the 20,960,000 public shares sold in our initial public offering (following the partial exercise of the underwriter’s Over-Allotment Option) to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their certificate(s) (if any) along with any other redemption forms to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 30, 2024 (or March 31, 2025 as may be approved as described in this Report).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association, as amended, provide that we will have until September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) to consummate a business combination. If we have not consummated an initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report). Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by September 30, 2024 (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Our initial shareholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable) divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. As of December 31, 2023, we have approximately $163,718 in cash held outside of the trust account.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Please see the section entitled “Business-Effecting Our Initial Business Combination-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders have agreed to vote all of their shares in favor of the approval for an initial business combination. As of December 31, 2023, our initial shareholders collectively owned 52.1% of our issued and outstanding ordinary shares. Our initial shareholders, officers and directors also may from time to time purchase Class A ordinary shares prior to our initial business combination. As a result, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and our officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination with the Combination Period (as defined herein). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict, the outbreak of COVID-19 and other events, such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.25 per public share, or less than $10.25 per public share, on the redemption of their shares, and our warrants will expire worthless. See “ -If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We have until September 30, 2024 (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association) to consummate our initial business combination. However, if we cannot consummate the initial business combination by September 1, 2024 and it is reasonably determined by us and Webull that we may not be able to consummate the initial business combination by September 30, 2024, we will (a) use our reasonable best efforts to cause the our board of directors to approve such amendment to our memorandum and articles of association, as amended, to provide that the date by which we must consummate a business combination in accordance with our memorandum and articles of association, as amended, is extended from September 30, 2024 to March 31, 2025 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period” and such proposal, the “Extension Proposal”) and resolve to recommend that the our shareholders approve such Extension Proposal by special resolution, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution (the “Extension Recommendation”), and not change or modify or propose to change or modify the Extension Recommendation, and (b) prepare and file with the SEC proxy statement (such proxy statement, together with any amendments or supplements thereto, the “Extension Proxy Statement”) for the purpose of soliciting proxies from our shareholders for the Extension Proposal, which shall include, among other things, (x) a description and introduction of Webull, and (y) a statement that the Business Combination Agreement and any other transaction documents have been entered into. We shall discuss in good faith with Webull and agree upon the terms of the Extension Proposal, including the proposed amendments to our memorandum and articles of association and additional economic incentives, if any, to be offered to our shareholders in connection with their approval of the Extension Proposal.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination and our ability to consummate a business combination within the expected timeframe may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and the volatility in the of debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination, as well as our ability to consummate a business combination within the expected timeframe could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including wars (such as the Russia-Ukraine conflict and the Israel-Hamas conflict), terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crisis (such as the COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

As of December 31, 2023, our sponsor (and its transferees/designees, if any) collectively owned 51.2% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, Holdco, which is wholly owned by SK, owns a 91% economic interest in our sponsor, and therefore SK may be able to exert significant influence through our sponsor. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase our sponsor’s and SK’s control. Neither our sponsor or its members nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”) or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on-among other factors-the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

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

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business-Effecting Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our initial shareholders, directors, officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business-Effecting Our Initial Business Combination-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, the sale of the private placement warrants and the overfunding loans, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Potential target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “ -If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

If the net proceeds of our initial public offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient to allow us to operate by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans.

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

As of December 31, 2023, the Company had approximately $163,718 in cash and working capital deficit of approximately $6.6 million. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.25 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “ -If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.25 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement with our initial shareholders, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act and liabilities related to our initial business combination. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

•	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent our completing an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

On January 24, 2024, the SEC adopted new rules and amendments that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; enhanced disclosures about conflicts of interest, SPAC sponsor compensation, dilution, and other information that is important to investors, disclosure requirements related to projections, including disclosure of all material bases of the projections and all material assumptions underlying the projections. These rules, once effective, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we have not consummated an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved in accordance with an amended and restated memorandum and articles of association), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved in accordance with an amended and restated memorandum and articles of association), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

In certain circumstances, including if we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be challenged if it was proved that immediately following the date on which the distribution was made, we were insolvent or otherwise that the distribution was made to defraud creditors. As a result, a liquidator or creditor could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out while we were insolvent would be guilty of an offence and may be liable for a fine and/or a period of imprisonment in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, such as Webull, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with Webull, which may not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

There is no assurance when or if our proposed business combination will be completed.

The completion of our proposed business combination with Webull is subject to the satisfaction or waiver of a number of conditions as set forth in the Business Combination Agreement, including, among others, i) approval of the Business Combination by our shareholders and Webull’s shareholders; (ii) effectiveness of the proxy statement/prospectus; (iii) receipt of approval for listing on the Nasdaq of Webull’s Class A Ordinary Shares and the Incentive Warrants to be issued in connection with the Business Combination, subject only to official notice of issuance thereof; (iv) no governmental authority having enacted, issued, promulgated, enforced or entered any law (whether temporary, preliminary or permanent) or governmental order that is then in effect and which has the effect of making the closing of the Business Combination (“Closing”) illegal or which otherwise prevents or prohibits consummation of the Closing (any of the foregoing, a “restraint”), other than any such restraint that is immaterial, and all regulatory approvals required in connection with the Business Combination have been obtained from or waived by the relevant governmental authority; (v) the expiration or early termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (vi) the completion of the Webull Capital Restructuring.

No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the Business Combination will be satisfied. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. We cannot provide assurance that the Business Combination will be completed on the terms or timeline currently contemplated, or at all.

Our extraordinary shareholder meeting may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the Business Combination proposal and the transactions contemplated therein are approved by our shareholders, we would not be required to seek further approval of our shareholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on us or Webull.

Delays in completing the Business Combination with Webull may substantially reduce the expected benefits of such business combination.

Satisfying the conditions to, and completion of, the Business Combination may take longer than, and could cost more than what you expect. Any delay in completing or any additional conditions imposed in order to complete the Business Combination may materially adversely affect the benefits that you may expect to achieve from the Business Combination.

We may be forced to close the Business Combination with Webull even if it determines it is no longer in our shareholders’ best interest.

Public shareholders are protected from a material adverse event of Webull arising between the date of the Business Combination Agreement and the date of the extraordinary general meeting, primarily by the right to redeem their public shares for a pro rata portion of the funds held in our trust account, calculated as of two (2) business days prior to the consummation of the Business Combination. If a material adverse event were to occur after approval at the extraordinary general meeting, we may be forced to close the Business Combination even if we determine that it is no longer in our shareholders’ best interest to do so (as a result of such material adverse event), which could have a significant negative impact on our business, financial condition or results of operations.

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

While we offered our units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.25 per public share, implying an initial value of $10.25 per public share, our initial shareholders paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.005 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Note that redemptions of our public shares in connection with our initial business combination would further reduce the implied value of our Class A ordinary shares. Therefore, even if the trading price of our ordinary shares significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason), our initial shareholders will stand to make significant profit on its investment in us. As a result, our initial shareholders are likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our Class A ordinary shares to decline, while our public shareholders who purchased our securities could lose significant value in their public shares. Our initial shareholders may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial shareholders had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a passive foreign investment company (a “PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder in our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the PFIC status of a company with which we combine, such as Webull pursuant to a business combination. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information or that the company with which we combine will timely provide such required information., and such election would likely be unavailable with respect to our warrants in all cases. U.S. Holders should consult their tax advisers regarding the possible application of the PFIC rules.

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

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act (which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting of the company, and includes a unanimous written resolution), merge or otherwise combine with another company such as Webull, or reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or another jurisdiction. Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. A shareholder or warrant holder may be required to recognize taxable income or gain with respect to our business combination or transactions relating thereto in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company, such as Webull, is located, or in which we reincorporate. In the event of a reincorporation, transfer by way of continuation or merger, any tax liability may attach prior to any consummation of redemptions of our Class A ordinary shares.

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

We may effect a business combination with a target company, such as Webull, that has business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and may not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers may engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance-Directors and Executive Officers.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance -Directors and Executive Officers,” “Directors, Executive Officers and Corporate Governance -Conflicts of Interest” and “Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance -Conflicts of Interest.” SK, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On December 9, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. On February 24, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the company resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 shares to 7,187,500 shares. On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Prior to the completion of our initial public offering, our sponsor transferred an aggregate of 90,000 Class B ordinary shares to our independent director nominees. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,792,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,792,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering and the partial exercise of the underwriter’s over-allotment option. Such purchase was funded by SK, an affiliate of our sponsor. If we do not consummate an initial business by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), the private placement warrants will expire worthless. In addition, if we do not complete our initial business combination, we will not repay the overfunding loans from the trust account, and we would likely not have other available funds to repay the overfunding loans. Furthermore, our sponsor extended a loan of $380,000 in the form of promissory note, dated October 30, 2023, which does not bear interest on the unpaid principal balance and matures upon closing of the company’s initial business combination and shall be convertible at the election of the sponsor into warrants exercisable for one Class A ordinary share of the post-business combination company at a price of $1.00 per warrant. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination, unless such deadline is extended as described herein.

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

We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the private placement warrants and the overfunding loans, which will cause us to be solely dependent on a single business, such as Webull, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2023, we had approximately $109.6 million held in trust account (excluding deferred underwriting commissions of approximately $7.3 million).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, such as Webull, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend, either in person or by proxy, and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend, either in person or by proxy, and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering, the sale of the private placement warrants and the overfunding loans into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution being a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 52.1% of our issued and outstanding ordinary shares as of December 31, 2023, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable) divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

As of December 31, 2023, our initial shareholders collectively owned 52.1% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. In connection with our initial business combination, we may enter into an agreement or other arrangement with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial business combination, and such agreement or arrangement may provide for, or the target shareholders may require that such agreement provide for, nomination, designation or representation rights on the board of directors of the combined entity that may be not be proportionate to our shareholders’ or such target shareholders’ ownership interest in the combined company.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

As of December 31, 2023, the company had $163,718 in its operating bank accounts and $109,573,279 in marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith. If the company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), then the company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the company’s ability to continue as a going concern.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity , and (iii) the redemption of our public shares if we have not consummated an initial business by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Cyber incidents or attacks could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including systems, infrastructure and cloud applications and services, of third-party service providers. Any actual or perceived cyber incident or attack, such as computer malware, ransomware, viruses, vulnerabilities, social engineering (including phishing attacks), denial of service or other attacks, or security breaches, affecting us or the systems, infrastructure, cloud applications, or services of our third-party service providers could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in security protection, we may not be sufficiently protected against such occurrences. Our security measures or those of our third-party service providers may not adequately protect against, or be able to identify, investigate and remediate, any such occurrences. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If the Business Combination with Webull does not qualify as a “Reorganization” within the meaning of Section 368(a) of the Code or as an “Exchange” within the meaning of Section 351(a) of the Code, then the Business Combination generally will be taxable to U.S. Holders.

To qualify as a Reorganization, the Business Combination must satisfy certain requirements, some of which are based on factual determinations, and actions or events after the Business Combination could adversely affect such qualification. For example, under the continuity of business enterprise requirement under U.S. Treasury Regulations Section 1.368-1(d), the acquiring corporation must either directly or indirectly through certain controlled corporations, either continue a significant line of the acquired corporation’s historic business or use a significant portion of the acquired corporation’s historic business assets in a business. However, there is an absence of guidance bearing directly on how these rules would apply in the case of an acquisition of a corporation with only investment-type assets, such as the company, or how redemptions by the company, including prior to the date of signing the Business Combination Agreement, would impact this analysis. Moreover, for the Business Combination to qualify as a Reorganization, it is necessary that a substantial part of the value of the proprietary interests in the company be preserved in the Business Combination. If a significant number of our shareholders decide to redeem their public shares, this requirement may not be satisfied, in which case the Business Combination will not qualify as a Reorganization. Because the qualification of the Business Combination as a Reorganization is based on certain facts that will not be known until or following the closing of the Business Combination and the legal uncertainties described above, the qualification of the Business Combination as a Reorganization is subject to significant uncertainty, and is therefore not capable of being the subject of a representation regarding its tax treatment. In addition, neither us nor Webull intends to request a ruling from the IRS regarding the U.S. federal income tax treatment of the Business Combination. Accordingly, no assurance can be given that the Business Combination will qualify as a Reorganization, that the IRS will not challenge the Business Combination’s qualification as a Reorganization or that a court will not sustain such a challenge by the IRS.

Even if the Business Combination does not qualify as a Reorganization, the parties intend to take the position that the Business Combination, together with the Conversion, qualify as an exchange described in Section 351(a) of the Code (an “Exchange”). However, there is a lack of authority supporting the treatment of the Business Combination, together with the Conversion, as an Exchange, and accordingly there is significant uncertainty that the Business Combination would so qualify. Neither us nor Webull intends to request a ruling from the IRS regarding the U.S. federal income tax treatment of the Business Combination as an Exchange, and no assurance can be given that Business Combination will qualify as an Exchange, that the IRS will not challenge this position or that a court will not sustain such a challenge by the IRS.

If the Business Combination does not qualify as a Reorganization or an Exchange, then a U.S. Holder generally will recognize gain or loss in an amount equal to the difference between the fair market value (as of the closing date of the Business Combination) of Webull Class A Ordinary Shares, Webull Warrants and/or Incentive Warrants received in the Business Combination, over such holder’s aggregate adjusted tax basis in the corresponding company’s public shares and company public warrants surrendered by such holder in the Business Combination. Even if the Business Combination otherwise qualifies as a Reorganization or an Exchange, U.S. Holders may be required to recognize gain (but not loss) in the Business Combination under the PFIC rules, See “We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.” The tax consequences of the Business Combination are complex and will depend on each U.S. Holder’s particular circumstances. U.S. Holders exchanging their company public shares and/or company public warrants in the Business Combination should consult their tax advisors to determine the tax consequences thereof.

In connection with the Business Combination with Webull and during the interim period, we are prohibited from entering into certain transactions that might otherwise be beneficial to us or its shareholders.

Until the earlier of consummation of the Business Combination or termination of the Business Combination Agreement, we are subject to certain limitations on the operations of its business, including restrictions on its ability to merge, consolidate or amalgamate with or into, or acquire (by purchasing a substantial portion of the assets of or equity in, or by any other manner ) any entity other than Webull. The limitations on our conduct of our business during this period could have the effect of delaying or preventing other strategic transactions and may, in some cases, make it impossible to pursue business opportunities that are available only for a limited time.

A shareholder who has exercised dissenters’ rights and followed the dissent procedure prescribed by the Cayman Companies Act may subsequently lose their dissenters’ rights following the extraordinary general meeting , including where completion of the First Merger is delayed in order to invoke the exemption under Section 239 of the Cayman Companies Act, in which event such dissenting shareholder would not receive cash for their Ordinary Shares and instead would only be entitled to receive the merger consideration and would become a shareholder of Webull upon consummation of the Business Combination with Webull.

Holders of record of our ordinary shares wishing to exercise dissenters’ rights and make a demand for payment of the fair market value for his, her or its ordinary shares must give written objection to the First Merger to us prior to the shareholder vote at the extraordinary general meeting to approve the First Merger and follow the procedures set out in Section 238 of the Cayman Companies Act. However, the Business Combination Agreement provides that, if any of our shareholder exercises dissenters’ rights, we shall, in accordance with Section 238 of the Cayman Companies Act, promptly give written notice of the authorization of the First Merger (the “Authorization Notice”) to each such shareholder who has made a written objection, and unless Webull and us elect by agreement in writing to waive this provision in the Business Combination Agreement, no party shall be obligated to consummate the Business Combination, and the Plan of First Merger shall not be filed with the Registrar of Companies of the Cayman Islands, until at least twenty days shall have elapsed since the date on which the Authorization Notice is given (being the period allowed for written notice of an election to dissent under Section 238 of the Cayman Companies Act, as referred to in Section 239 of the Cayman Companies Act). Section 239 of the Cayman Companies Act states that no such dissenter rights shall be available in respect of shares of any class for which an open market exists on a recognized stock exchange or recognized interdealer quotation system at the expiry date of the period allowed for written notice of an election to dissent provided that the merger consideration constitutes inter alia shares of any company which at the effective date of the merger are listed on a national securities exchange. In circumstances where completion of the First Merger shall be delayed and the limitation under Section 239 of the Cayman Companies Act is invoked, no dissenters’ rights would be available to our shareholders, including those shareholders who previously delivered a written objection to the First Merger prior to the extraordinary general meeting and followed the procedures set out in Section 238 of the Cayman Companies Act in full up to such date, and such holder’s former ordinary shares will thereupon be deemed to have been converted into, and to have become exchangeable for, as of the First Merger Effective Time, the right to receive one newly issued Webull Class A Ordinary Share for each ordinary share, without interest thereon. Accordingly, our shareholders are not expected to ultimately have any dissenters’ rights in respect of their shares and the certainty provided by the redemption process may be preferable for public shareholders wishing to exchange their ordinary shares for cash.

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

Shareholder litigation could prevent or delay the closing of the initial business combination or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any shareholder litigation in connection with the proposed initial business combination. Litigation may adversely affect our ability to complete the proposed initial business combination. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the proposed initial business combination, then such injunctive or other relief may prevent the proposed initial business combination from becoming effective within the expected timeframe or at all.

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

In the event that our target company is China-based, the approval of, or submission of filings with, the China Securities Regulatory Commission, or the CSRC, may be required in connection with our Business Combination.

The PRC government has expanded oversight over offerings that are conducted overseas by China-based issuers and foreign investment in China-based issuers in recent years. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill certain filing procedures and report relevant information to the CSRC. If the issuer meets both of the following conditions, an overseas offering and listing will be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenue or profits of the PRC-incorporated operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period, and (ii) the issuer’s major operational activities are carried out in the PRC or its main places of business are located in the PRC, or the senior managers in charge of operation and management of the issuer are mostly PRC citizens or are domiciled in the PRC. The determination as to whether or not an overseas offering and listing by domestic companies is indirect, shall be made on a substance over form basis.

It is uncertain whether the target company, such as Webull, is required to, or can, or how long it will take it to, obtain such approval or complete such filing procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining clearance of such approval or completing such filing procedures for the business combination, or the target company (such as Webull)’s listing, or a rescission of any such approval if obtained by the target company would subject it to regulatory actions or other sanctions by the CSRC or other PRC regulatory authorities for failure to seek required governmental authorization in respect of the same. These governmental authorities may impose fines, restrictions and penalties on the target company (such as Webull). The PRC governmental authorities may also take actions requiring the target company (such as Webull), or making it advisable for the target company (such as Webull), to suspend this Business Combination or the target company (such as Webull)’s listing before settlement and delivery. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a blank check company, we have no operations and depend on the digital technologies of third-party service providers, and as noted in Item 1A. Risk Factors of this Form 10-K, any actual or perceived cyber incident or attack, such as computer malware, ransomware, viruses, vulnerabilities, social engineering (including phishing attacks), denial of service or other attacks, or security breaches, affecting us or the systems, infrastructure, cloud applications, or services of our third-party service providers, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against, identify and manage cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees our risks from cybersecurity threats. As of the date of this report on Form 10-K, we have not experienced any cybersecurity threats that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. We do, however, face risks from cybersecurity threats. For additional information regarding the risks we face from cybersecurity threats, please see Item 1A. Risk Factors of this Form 10-K, including the risk factors under the following heading: “Cyber incidents or attacks could result in information theft, data corruption, operational disruption and/or financial loss.”

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

(b) Holders

As of December 31, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

References to the “company,” “our,” “us” or “we” refer to SK Growth Opportunities Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

If we cannot consummate the initial business combination by September 1, 2024 and it is reasonably determined by us and Webull that we may not be able to consummate the initial business combination by September 30, 2024, we will (a) use our reasonable best efforts to cause the our board of directors to approve such amendment to our memorandum and articles of association, as amended, to provide that the date by which we must consummate a business combination in accordance with our memorandum and articles of association, as amended, is extended from September 30, 2024 to March 31, 2025 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period” and such proposal, the “Extension Proposal”) and resolve to recommend that the our shareholders approve such Extension Proposal by special resolution, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution (the “Extension Recommendation”), and not change or modify or propose to change or modify the Extension Recommendation, and (b) prepare and file with the SEC proxy statement (such proxy statement, together with any amendments or supplements thereto, the “Extension Proxy Statement”) for the purpose of soliciting proxies from our shareholders for the Extension Proposal, which shall include, among other things, (x) a description and introduction of Webull, and (y) a statement that the Business Combination Agreement and any other transaction documents have been entered into. We shall discuss in good faith with Webull and agree upon the terms of the Extension Proposal, including the proposed amendments to our memorandum and articles of association and additional economic incentives, if any, to be offered to our shareholders in connection with their approval of the Extension Proposal.

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

Proposed Business Combination

On February 27, 2024, we entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Webull Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Webull”), Feather Sound I Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub I”) and Feather Sound II Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub II”).

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the First Merger Effective Time, including, among others: (i) by mutual written consent of Webull and us; (ii) by Webull or us if any law or governmental order is in effect that has become final and non-appealable and has the effect of making the consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions; (ii) by Webull if our board or any of its committees shall have withheld, withdrawn, qualified, amended or modified, or publicly proposed to do any of the foregoing, with respect to our board recommendation that our shareholders vote in favor of the SPAC Transaction Proposals (as defined in the Business Combination Agreement) at the duly convened meeting of our shareholders, (iii) by Webull if we shall have failed to obtain the approval of our shareholders in an extraordinary general meeting in connection with the amendment to our organizational documents to extend the deadline for us to consummate an initial business combination; (iv) by Webull or us if the SPAC Shareholders’ Approval shall not have been obtained at the meeting of our shareholders, (v) by Webull or us if the required approval by the shareholders of the Webull shall not have been obtained; (vi) by Webull or us upon a breach of or failure to perform any representations, warranties, covenants or other agreements set forth in the Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured; and (vii) by Webull or us if the Transactions shall not have been consummated on or prior to the March 31, 2025, in each case subject to specified exceptions.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on February 28, 2024. Other than as specifically discussed, this Report on Form 10-K does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we have entered into a support agreement with Webull and the SPAC Insiders (the “Sponsor Support Agreement”), pursuant to which, each SPAC Insider agreed, among other things, (a) at any meeting of our shareholders called to seek SPAC Shareholders’ Approval or SPAC Shareholder Extension Approval (as defined in the Business Combination Agreement), or in connection with any written consent of our shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the Transactions, such SPAC Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause our Class B ordinary shares held by such SPAC Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted our Class B ordinary shares held by such SPAC Insider in favor of the SPAC Shareholders’ Approval or the SPAC Shareholder Extension Approval; and (b) subject to the exceptions set forth in the Sponsor Support Agreement, agreed to become subject to certain transfer restrictions with respect to (i) any Webull Ordinary Shares held by each SPAC Insider immediately after the First Merger Effective Time during a period of twelve (12)-months from and after the Closing Date, (ii) Webull Warrants or Webull Class A Ordinary Shares underlying such warrants held by each SPAC Insiders immediately after the First Effective Time until thirty (30) days after the Closing Date.

Following the date of the Business Combination Agreement, we and our sponsor will use commercially reasonable efforts to enter into additional Non-Redemption Agreements with our public shareholders, pursuant to which our sponsor will be required to forfeit for no consideration 2,000,000 of Class B ordinary shares held by our sponsor. To the extent the aggregate amount of our Class B ordinary shares to be forfeited by our sponsor pursuant to such additional Non-Redemption Agreements is less than 2,000,000, our sponsor will forfeit an additional amount of our Class B ordinary shares on the Closing Date and immediately prior to the First Merger Effective Time, such that our sponsor will forfeit an aggregate of 2,000,000 Class B ordinary shares pursuant to such additional Non-Redemption Agreements and the Sponsor Support Agreement.

In addition, on the terms and subject to the conditions of the Sponsor Support Agreement, following the closing of the Business Combination until 30 days following the expiration of the statute of limitations for the applicable taxes (or if an audit is commenced during this period, until the completion of the audit), subject to the occurrence of certain triggering events, Webull agreed to indemnify our sponsor and each other SPAC Insiders for any U.S. federal (and applicable U.S. state and U.S. local) income taxes, together with any interests and penalties (the “Indemnifiable Amounts”) payable by our sponsor or the other SPAC Insiders, as applicable, solely arising from or attributable to the failure of the Mergers to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or as an exchange described in Section 351 of the Code, provided, however, that Webull shall not have any liability in respect of any Indemnifiable Amounts to the extent that the aggregate amount of such Indemnifiable Amounts exceeds $5,000,000.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is filed with our Current Report on Form 8-K filed with the SEC on February 28, 2024 which is incorporated by reference herein.

Going Concern Consideration

As of December 31, 2023, the company had $163,718 in cash and working capital deficit of approximately $6.6 million.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have until September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company.

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The Russia-Ukraine conflict and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russia-Ukraine conflict, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Results of Operations

Our entire activity since inception up to December 31, 2023, related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2023, we had a net income of approximately $8.1 million, which consisted of approximately $10.6 million in income from investments held in the trust account, offset by approximately $2.2 million in general and administrative expenses (of which $120,000 was for administrative expenses for related party) and approximately $0.3 million in fair value of shares pursuant to non-redemption agreement.

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

Administrative Services Agreement

On June 23, 2022, we entered into an agreement with an affiliate of our sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. We incurred $120,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2023. As of December 31, 2023, we fully paid for such services. We incurred $60,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2022. As of December 31, 2022, we fully paid for such services.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as critical accounting estimates.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 10,056,597 and 20,960,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2023 were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Item 9B.	Other Information

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Richard Chin	60	Chief Executive Officer and Director
Derek Jensen	51	Chief Financial Officer and Director
Speaker John Boehner	74	Director
Martin Payne	55	Director
Michael Noonen	61	Director

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

Martin Payne, has served as a member of our board of directors since our initial public offering. Mr. Payne has over 30 years of experience in executive and board positions across a mix of private and public global enterprises. Mr. Payne currently serves as the chairman of the board and chief executive officer of Stick and Rudder Films, an entertainment company since 2013 and as the chief executive officer of Comprehensive Clinical Solutions, a healthcare services company since 2016. Mr. Payne is also a founder of LucyRX and serves on its board of directors. In addition, Mr. Payne currently serves on the boards of Exponent Health (formerly HRGi Holdings Inc.) since 2017, and Astraius since 2020. Mr. Payne has also served on the board of Healthcare Services Acquisition Corporation (NASDAQ: HCAR) from 2020 to 2022, MedX from 2016 to 2019 and Comprehensive Clinical Solutions from 2016 to 2019. While serving in board leadership positions of Healthcare Services Acquisition Corporation, MedX, Comprehensive Clinical Solutions, and Exponent Health, Mr. Payne led strategic and operational transformation efforts, including the business combination of three diverse healthcare services companies now operating as Exponent Health, Inc., and the successful, oversubscribed IPO launch of Healthcare Services Acquisition Corporation, which raised over $330 million. Mr. Payne was formerly with Catalyst Health Solutions (formerly NASDAQ: CHSI), from 2008 to 2014, where he led the highly value-accretive M&A transactions and integrations of HospiScript, IPS, Total Script, InPharmative, Future Scripts, Walgreens Health Initiatives, and RegenceRx. Prior to his tenure with Catalyst, Mr. Payne served in executive leadership roles at Coventry Health Care (formerly NYSE: CVH) from 2005 to 2008, Hanger Orthopedic Group (NYSE: HNGR) from 2002 to 2005, and United Health Group (NYSE: UNH) from 1994 to 2000. Additionally, from 2000 to 2002, Mr. Payne ran European marketing and sales for American Electric Power (NASDAQ: AEP), and built and managed pharmaceutical manufacturing plants in the UK. Mr. Payne started his career in the Royal Navy as a helicopter pilot. Mr. Payne received a biological and medicinal chemistry degree (BSc Hons) from the University of Essex.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Martin Payne	Astraius	Space Launch Vehicle	Independent Director
	Exponent Health	Healthcare Services	Vice Chair
	Stick and Rudder Films	Entertainment	Chief Executive Officer and Founder

	Comprehensive Clinical Solutions	Healthcare Services	Chief Executive Officer
	LucyRx	Healthcare Services	Founder & Board Member

Michael Noonen	Swave Photonics	Technology	Chief Executive Officer
	SES.ai	Energy	Director

Speaker John Boehner	Squire Patton Boggs	Law and Public Policy Firm	Policy Advisor
	Acreage Holdings, Inc.	Cannabis	Director
	Titan Mining Corporation	Mining	Director
	Augusta Gold Corp.	Mining	Director

(1)	Potential investors should also be aware of the following other potential conflicts of interest:

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

•

Our sponsor subscribed for founder shares prior to the date of the final prospectus in connection with our initial public offering and has purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering

•

Our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 (or March 31, 2025 as may be approved as described in this Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless.

•

Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination (except as described in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend, either in person or by proxy, and vote at a general meeting of the company. In such case, our initial shareholders, officers and directors have agreed to vote their founder shares and public shares, if any, in favor of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 14, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, the percentage ownership is based on 10,056,597 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,240,000 Class B ordinary shares issued and outstanding as of February 14, 2024. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Auxo Capital Managers LLC (our sponsor)(3)	5,150,000	98.3%	—	—	51.2%
AQR Capital Management, LLC(4)	—	—	1,000,000	10.0%	10.0%
First Trust Merger Arbitrage Fund(5)	—	—	622,780	6.2%	6.2%
First Trust Capital Management L.P.(6)	—	—	650,000	6.5%	6.5%
Richard Chin(3)	5,150,000	98.3%	—	—	51.2%
Derek Jensen(3)	5,150,000	98.3%	—	—	51.2%
Speaker John Boehner	40,000	*	—	—	—
Martin Payne	25,000	*	—	—	—
Michael Noonen	25,000	*	—	—	—
All officers and directors as a group (five individuals)	5,240,000	100%	—	—	52.1%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 288 Park Avenue S, #96693, New York, NY 10003
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)

The shares reported above are held in the name of our sponsor, Auxo Capital Managers LLC, a Delaware limited liability company with its registered address at 251 Little Falls Drive, Wilmington, New Castle County, Delaware 19808. Our sponsor is controlled by Richard Chin and Derek Jensen, who have voting and investment discretion in respect of the shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the shares held by our sponsor. Each of Richard Chin and Derek Jensen disclaims beneficial ownership of the shares held by our sponsor, directly or indirectly. See “Business-Effecting our Initial Business Combination-Organizational Structure” for the relationship between us, our sponsor and our sponsor’s affiliates.

(4)

According to a Schedule 13G filed on February 14, 2024, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC held 1,000,000 Class A ordinary shares. The business address is One Greenwich Plaza, Greenwich, Connecticut 06830.

(5)

According to a Schedule 13G filed on February 14, 2024, First Trust Merger Arbitrage Fund held 622,780 Class A ordinary shares. The business address of First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, Wisconsin 53212.

(6)

According to a Schedule 13G filed on February 14, 2024, First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC held 650,000 Class A ordinary shares. The business address is 225 W. Wacker Drive, 21st Floor, Chicago, Illinois 60606.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

As of December 31, 2023, our initial shareholders collectively owned 52.1% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

As more fully discussed in the section of this Report entitled “Directors, Executive Officers and Corporate Governance -Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On October 30, 2023, our sponsor extended a working capital loan of $380,000 in the form of promissory note, which does not bear interest on the unpaid principal balance and matures upon closing of the company’s initial business combination. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such working capital loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until September 30, 2024 (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association) to consummate our initial business combination. However, if we cannot consummate the initial business combination by September 1, 2024 and it is reasonably determined by us and Webull that we may not be able to consummate the initial business combination by September 30, 2024, we will (a) use our reasonable best efforts to cause the our board of directors to approve such amendment to our memorandum and articles of association, as amended, to provide that the date by which we must consummate a business combination in accordance with our memorandum and articles of association, as amended, is extended from September 30, 2024 to March 31, 2025 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period” and such proposal, the “Extension Proposal”) and resolve to recommend that the our shareholders approve such Extension Proposal by special resolution, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution (the “Extension Recommendation”), and not change or modify or propose to change or modify the Extension Recommendation, and (b) prepare and file with the SEC proxy statement (such proxy statement, together with any amendments or supplements thereto, the “Extension Proxy Statement”) for the purpose of soliciting proxies from our shareholders for the Extension Proposal, which shall include, among other things, (x) a description and introduction of Webull, and (y) a statement that the Business Combination Agreement and any other transaction documents have been entered into. We shall discuss in good faith with Webull and agree upon the terms of the Extension Proposal, including the proposed amendments to our memorandum and articles of association and additional economic incentives, if any, to be offered to our shareholders in connection with their approval of the Extension Proposal.

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

We entered into a registration and shareholder rights agreement pursuant to which our initial shareholders are entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans and extension loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares and the overfunding loans.

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

Audit Fees. During the years ended December 31, 2023 and December 31, 2022, fees for our independent registered public accounting firm were $102,076 and $143,795, respectively, for the services Withum performed. These services related more specifically to: (i) the IPO process, (ii) Quarterly reviews, and (iii) the 2023 10-K audit.

Audit-Related Fees. During the years ended December 31, 2023 and December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the years ended December 31, 2023 and December 31, 2022, fees for our independent registered public accounting firm for tax compliance, tax advice and tax planning services provided to us were $4,160 and $4,160, respectively.

All Other Fees. During the years ended December 31, 2023 and December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of February 27, 2024, by and among the Company, Webull, , Merger Sub I and Merger Sub II	8-K	001-41432	2.1	February 28, 2024

3.1	Amended and Restated Memorandum and Articles of Association.	8-K	001-41432	3.1	June 29, 2022

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.	S-1	333-265135	4.1	May 23, 2022

4.2	Specimen Class A Ordinary Share Certificate.	S-1	333-265135	4.2	May 23, 2022

4.3	Specimen Warrant Certificate.	S-1	333-265135	4.3	May 23, 2022

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	8-K	001-41432	4.1	June 29, 2022

4.5	Description of Registrant’s Securities.	10-K	001-41432	4.5	March 29, 2023

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.	8-K	001-41432	10.1	June 29, 2022

10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor, and certain parties thereto.	8-K	001-41432	10.2	June 29, 2022

10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.	8-K	001-41432	10.3	June 29, 2022

10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors.	8-K	001-41432	10.5	June 29, 2022

10.5	Administrative Services Agreement between the Company and an affiliate of the Sponsor.	8-K	001-41432	10.4	June 29, 2022

10.6	Promissory Note between the Company and the Sponsor.	S-1	333-265135	10.6	May 23, 2022

10.7	Promissory Note between the Company and the Sponsor dated October 30, 2023.	8-K	001-41432	10.1	November 3, 2023

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

97.1	SK Growth Opportunities Corporation Clawback Policy.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024	SK GROWTH OPPORTUNITIES CORPORATION

	By:	/s/ Richard Chin
Name: Richard Chin
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Chin Richard Chin	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024

/s/ Derek Jensen Derek Jensen	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2024

/s/ Speaker John A. Boehner Speaker John A. Boehner	Director	March 29, 2024

/s/ Martin Payne Martin Payne	Director	March 29, 2024

/s/ Michael Noonen Michael Noonen	Director	March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
SK Growth Opportunities Corporation:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of SK Growth Opportunities Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 30, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
March 29, 2024
PCAOB ID Number 100

SK GROWTH OPPORTUNITIES CORPORATION
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$163,718	$515,410
Prepaid expenses	209,750	415,866

Total current assets	373,468	931,276

Non-current assets:
Prepaid expenses—non-current	—	204,750
Investments held in Trust Account	109,573,279	217,645,818

Total non-current assets	109,573,279	217,850,568

Total Assets	$109,946,747	$218,781,844

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$107,223	$2,331
Accrued expenses	1,204,161	300,481
Promissory Note	380,000	—
Overfunding loan	5,240,000	5,240,000

Total current liabilities	6,931,384	5,542,812

Non-current liabilities:
Deferred underwriting and advisory fees	7,336,000	7,336,000

Total non-current liabilities	7,336,000	7,336,000

Total liabilities	14,267,384	12,878,812

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 10,056,597 and 20,960,000 shares subject to possible redemption at approximately $10.89 and $10.38 per share as of December 31, 2023 and 2022, respectively	109,473,279	217,545,818
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 shares issued and outstanding as of December 31, 2023 and 2022	524	524
Additional paid-in capital	—	—
Accumulated deficit	(13,794,440)	(11,643,310)

Total shareholders’ deficit	(13,793,916)	(11,642,786)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$109,946,747	$218,781,844

The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative expenses	$2,151,130	$717,265

Loss from operations	(2,151,130)	(717,265)

Other income:
Income from investments held in Trust Account	10,570,325	2,805,818
Fair value of shares issued pursuant to non-redemption agreement	(274,826)	—
Change in fair value of derivative liability	—	20,794

Total other income, net	10,295,499	2,826,612

Net income	$8,144,369	$2,109,347

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,870,383	10,652,308

Basic and diluted net income per share, Class A ordinary shares	$0.31	$0.13

Basic weighted average shares outstanding, Class B ordinary shares	5,240,000	5,094,945

Basic net income per share, Class B ordinary shares	$0.31	$0.13

Diluted weighted average shares outstanding, Class B ordinary shares	5,240,000	5,240,000

Diluted net income per share, Class B ordinary shares	$0.31	$0.13

The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B Ordinary Shares
	Shares	Amount
Balance—January 1, 2022	5,750,000	$575	$24,425	$(33,831)	$(8,831)
Sale of private placement warrants to Sponsor in private placement	—	—	6,792,000	—	6,792,000
Fair value of warrants included in the Units sold in the Initial Public Offering (including the Over-allotment Units)	—	—	3,144,000	—	3,144,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering (including the Over-allotment Units)	—	—	(199,041)	—	(199,041)
Forfeiture of Class B ordinary shares	(510,000)	(51)	51	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(9,761,435)	(13,718,826)	(23,480,261)
Net income	—	—	—	2,109,347	2,109,347

Balance—December 31, 2022	5,240,000	524	—	(11,643,310)	(11,642,786)
Accretion for Class A ordinary shares to redem ption amount	—	—	(274,826)	(10,295,499)	(10,570,325)
Fair va l ue of shares issued pursuant to non-redemption agreement	—	—	274,826	—	274,826
Net income	—	—	—	8,144,369	8,144,369

Balance—December 31, 2023	5,240,000	$524	$—	$(13,794,440)	$(13,793,916)

The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$8,144,369	$2,109,347
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liability	—	(20,794)
Income from investments held in Trust Account	(10,570,325)	(2,805,818)
Fair value of shares issued pursuant to non-redemption agreement	274,826	—
Changes in operating assets and liabilities:
Prepaid expenses	410,866	(620,616)
Accounts payable	104,892	2,331
Accrued expenses	903,680	121,650

Net cash used in operating activities	(731,692)	(1,213,900)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(214,840,000)
Cash withdrawn for redemptions	118,642,864	—

Net cash provided by (used in) investing activities	118,642,864	(214,840,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	300,000
Repayment of note payable to related party	—	(300,000)
Proceeds received from Overfunding Loan	—	5,240,000
Proceeds received from initial public offering and over-allotment, gross	—	209,600,000
Proceeds received from private placement	—	6,792,000
Proceeds from promissory note	380,000	—
Redemptions of common shares	(118,642,864)	—
Offering costs paid, net of reimbursement from underwriter	—	(5,062,690)

Net cash (used in) provided by financing activities	(118,262,864)	216,569,310

Net change in cash	(351,692)	515,410
Cash—beginning of the year	515,410	—

Cash—end of the year	$163,718	$515,410

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$170,000
Deferred underwriting and advisory fees	$—	$7,336,000
Reversal of previous accrued offering costs	$—	$31,985
The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 1— Description of Organization, Business Operations, Liquidity and Basis of Presentation
SK Growth Opportunities Corporation (the “Company”) is a blank check company incorporated in Cayman Islands on December 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds held in the Trust Account (as defined below).
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
On December 27, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to (i) amend the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) to extend the date by which the Company has to consummate a business combination from December 28, 2023 to September 30, 2024, or such earlier date as the Company’s board of directors (the “Board”) may approve in accordance with the Memorandum and Articles of Association (such amendment, the “Articles Amendment” and such proposal, the “Extension Amendment Proposal”), (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, by and between the Company and Continental, to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination, from December 28, 2023 to September 30, 2024, or such earlier date as the Board may approve (the “Trust Amendment Proposal”). The Extension Amendment Proposal and the Trust Amendment Proposal were approved.

In connection with the vote to approve the Articles Amendment, the holders of 10,903,403 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $118,642,864.
If the Company cannot consummate the initial business combination by September 1, 2024 and it is reasonably determined by the Company and Webull (as defined below) that it may not be able to consummate the initial Business Combination by September 30, 2024, the Company shall (a) use its reasonable best efforts to cause the board of directors to approve such amendment to the memorandum and articles of association, as amended, to provide that the date by which the Company must consummate a business combination in accordance with the memorandum and articles of association, as amended, is extended from September 30, 2024 to March 31, 2025 (such period by which the Company must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period” and such proposal, the “Extension Proposal”) and resolve to recommend that the shareholders approve such Extension Proposal by special resolution, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution (the “Extension Recommendation”), and not change or modify or propose to change or modify the Extension Recommendation, and (b) prepare and file with the SEC proxy statement (such proxy statement, together with any amendments or supplements thereto, the “Extension Proxy Statement”) for the purpose of soliciting proxies from the shareholders for the Extension Proposal, which shall include, among other things, (x) a description and introduction of Webull, and (y) a statement that the Business Combination Agreement and any other transaction documents have been entered into. The Company shall discuss in good faith with Webull and agree upon the terms of the Extension Proposal, including the proposed amendments to the memorandum and articles of association and additional economic incentives, if any, to be offered to the shareholders in connection with their approval of the Extension Proposal.
If the Company is unable to consummate an initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the
then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Going Concern Consideration
As of December 31, 2023, the Company had $163,718 in cash and working capital deficit of approximately $6.6 million.
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
On March 1, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to nine hundred thousand dollars ($900,000) (the “Sponsor Note”) to Sponsor. The Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the Promissory Note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company has until September 30, 2024 (or such earlier date as the board of directors may approve in accordance with the amended and restated memorandum and articles of association), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.
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
Risks and Uncertainties
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The Russia-Ukraine conflict and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting
i
mpact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply ton on-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement
s
with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with
U.S.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2023 and 2022, the assets held in the Trust Account were in money market funds.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
The Non-Redemption Agreements was recognized as a derivative instrument in accordance with ASC 815. The Non-Redemption Agreements represent a right to receive shares in the future contingent upon the consummation of a business combination. Accordingly, any issuance of equity or the right to issue equity will be recorded as an equity transaction and classified as additional paid-in capital and an expense to the company in connection to the non-redeemed shares. The right to receive shares should be fair valued at inception and expensed in the period the agreement was entered into. As a result of the equity classification conclusion will not be remeasured to fair valued at each reporting period.

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 10,056,597 and 20,960,000, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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
As of December 31, 2023 and 2022, the amount of Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$209,600,000
Less:
Proceeds allocated to Public Warrants	(3,144,000)
Proceeds allocated to over-allotment option	(20,794)
Class A ordinary shares issuance costs	(12,369,649)
Plus:
Accretion of carrying value to redemption value	23,480,261

Class A ordinary shares subject to possible redemption, December 31, 2022	217,545,818
Less:
Redemptions	(118,642,864)
Plus:
Accretion of carrying value to redemption value	10,570,325

Class A ordinary shares subject to possible redemption, December 31, 2023	$109,473,279

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the years ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$6,509,905	$1,634,464	$1,426,878	$682,469
Denominator:
Weighted average ordinary shares outstanding—basic	20,870,383	5,240,000	10,652,308	5,094,945
Weighted average ordinary shares outstanding—diluted	20,870,383	5,240,000	10,652,308	5,240,000

Net income per ordinary share—basic	$0.31	$0.31	$0.13	$0.13

Net income per ordinary share—diluted	$0.31	$0.31	$0.13	$0.13

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
Income Taxes
Income Taxes FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with the Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

Note 4—Related Party Transactions
Founder Shares
On December 9, 2021, the sponsor purchased 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to cover certain expenses on the Company’s behalf for an aggregate purchase price of $25,000. On February 24, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company. On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding to 5,750,000 shares. The Sponsor agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares upon the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares.
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
In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.
Promissory Note
On

October
30
,
2023
, the Sponsor loaned the Company $
380,000
and the Company issued an unsecured promissory note in the total principal amount of up to $
380,000
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

As of December 31, 2023 and 2022, the Company had $380,000 and $0, respectively, in borrowings under the Promissory Note.
Extension Loans
In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, the Sponsor or its affiliates or designees may provide an Extension Loan to the Company to provide funds to deposit into the Trust Account an additional amount of $0.10 per share each time. The Extension Loan will be provided under the form of a non-interest bearing, unsecured promissory
note.
Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the

Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On June 23, 2022, the Company entered into an agreement with an affiliate of t he Sp
onsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $120,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2023. As of December 31, 2023, the Company fully paid for such services. The Company incurred $60,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2022. As of December 31, 2022, the Company fully paid for such services.
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
On February 27, 2024, Deutsche Bank Securities Inc., agreed to waive its entitlement to the payment of any underwriting discount due to it pursuant to the Underwiring Agreement in connection with the Company’s potential business combination with Webull.

Non-Redemption
Agreements
In connection with the Extension Meeting to approve the Extension Amendment Proposal, the Company and Sponsor entered into non-redemption
agreements (the
“Non-Redemption
Agreements”) with several unaffiliated third parties (the “Investors”), pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 8,530,242 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A Ordinary Shares of the Company, (i) the Sponsor agreed to surrender to the Company and forfeit for no consideration an aggregate of 1,279,536 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”) of the Company and (ii) the Company agreed to issue or cause to be issued to Investors for no additional consideration an aggregate of 1,279,536 Class A Ordinary Shares of the Company, each in connection with the Company’s completion of its initial business combination. The
Non-Redemption
Agreements increased the amount of funds that remain in the Company’s Trust Account following the Extension Meeting.
The Company estimated the aggregate fair value of the Class A Ordinary Shares attributable to the Investors to be $274,826 or $0.21 per share. Accordingly, in substance, it was recognized by the Company as an expense to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in
capital to recognize the fair value of the shares transferred as an offering cost.
The fair value of the Class A Ordinary Shares
was
based on a Monte Carlo
m
odel using the following significant inputs:

December 27, 2023
Stock price	$10.86
Volatility	40.00%
Term	1.59
Risk-free rate	4.44%
Note 6—Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 10,056,597 and 20,960,000, respectively, Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets.
Class
 B Ordinary Shares—
The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares was
subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares. As of December 31, 2023 and 2022, there were 5,240,000 Class B ordinary shares issued and outstanding.
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
Warrants—
As of December 31, 2023 and 2022, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.
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
Note 7—Fair Value Measurements
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy:

December 31, 2023	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds		$109,573,279	$—	$—

December 31, 2022	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds		$217,645,818	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the year
s
ended December 31,

2023 and 2022.
Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.
On February 27, 2024, the Company (“SPAC”), Webull Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Webull”), Feather Sound I Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub I”)
,
and Feather Sound II Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub II”, collectively with Merger Sub I, the “Merger Subs” and each a “Merger Sub”)
,
entered into a business combination agreement (the “Business Combination Agreement”).

Concurrently with the execution and delivery of the Business Combination Agreement, SPAC, Webull and Sponsor and certain directors (collectively
,
“SPAC Insiders”) have entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which, each SPAC Insider agreed, among other things, (a) at any meeting of SPAC shareholders called to seek the SPAC Shareholders’ Approval or SPAC Shareholder Extension Approval (as defined in the Business Combination Agreement), or in connection with any written consent of SPAC shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the Transactions, such SPAC Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause the SPAC Class B Ordinary Shares held by such SPAC Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted the SPAC Class B Ordinary Shares held by such SPAC Insider in favor of the SPAC Shareholders’ Approval or the SPAC Shareholder Extension Approval; and (b) subject to the exceptions set forth in the Sponsor Support Agreement, agreed to become subject to certain transfer restrictions with respect to (i) any Company Ordinary Shares held by each SPAC Insider immediately after the First Merger Effective Time during a period of twelve (
12)

months from and after the Closing Date, (ii) Company Warrants or Class A Ordinary Shares underlying such warrants held by each SPAC Insiders immediately after the First Effective Time until thirty (30) days after the Closing Date.
Sponsor also agreed to forfeit for no consideration up to 2,000,000 SPAC Class B Ordinary Shares held by Sponsor in connection with the execution of additional
Non-Redemption
Agreements following the date of the Business Combination Agreement. In addition, on the terms and subject to the conditions of the Sponsor Support Agreement, Webull agreed to indemnify Sponsor and each other SPAC Insider for any U.S. federal (and applicable U.S. state and U.S. local) income taxes, together with any interests and penalties (the “Indemnifiable Amounts”) payable by Sponsor or the SPAC Insiders, as applicable, solely arising from or attributable to the failure of the Mergers to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or as an exchange described in Section 351 of the Code, provided, however, that the Company shall not have any liability in respect of any Indemnifiable Amounts to the extent that the aggregate amount of such Indemnifiable Amounts exceeds $5,000,000.
On February 27, 2024, Deutsche Bank Securities Inc., agreed to waive its entitlement to the payment of any underwriting discount due to it pursuant to the Underwiring Agreement in connection with the Company’s potential business combination with Webull.
On March 1, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to nine hundred thousand dollars ($900,000) (the “Sponsor Note”) to Sponsor. The Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class
A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the Promissory Note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.