Form 10-Q
period 2024-03-31
SK Growth Opportunities Corp
filed 2024-05-15
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission File number: 001-41432

SK Growth Opportunities Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41432	98-1643582
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

228 Park Avenue S #96693 New York, New York	10003
(Address of principal executive offices)	(Zip Code))

(917) 599-1622

(Registrant’s telephone number, including area code)

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

As of May 15, 2024, there were 10,056,597 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION

i

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SK GROWTH OPPORTUNITIES CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets:	(unaudited)
Current assets:
Cash	$536,588	$163,718
Prepaid expenses	165,625	209,750
Total current assets	702,213	373,468

Non-current assets:
Investments held in Trust Account	111,000,714	109,573,279
Total non-current assets	111,000,714	109,573,279
Total Assets	$111,702,927	$109,946,747

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$25,629	$107,223
Accrued expenses	2,264,556	1,204,161
Promissory Note	1,280,000	380,000
Total current liabilities	3,570,185	1,691,384

Non-current liabilities:
Overfunding loan	5,240,000	5,240,000
Deferred underwriting and advisory fees	7,336,000	7,336,000
Total non-current liabilities	12,576,000	12,576,000
Total liabilities	16,146,185	14,267,384

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 10,056,597 shares subject to possible redemption at approximately $11.03 and $10.89 per share as of March 31, 2024 and December 31, 2023, respectively	110,900,714	109,473,279

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	524	524
Additional paid-in capital	—	—
Accumulated deficit	(15,344,496)	(13,794,440)
Total shareholders’ deficit	(15,343,972)	(13,793,916)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$111,702,927	$109,946,747

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$1,550,055	$292,051
Loss from operations	(1,550,055)	(292,051)

Other income:
Income from investments held in Trust Account	1,427,434	2,300,710
Total other income	1,427,434	2,300,710

Net income (loss)	$(122,621)	$2,008,659

Basic and diluted weighted average shares outstanding, Class A ordinary shares	10,056,597	20,960,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.01)	$0.08

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,240,000	5,240,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.01)	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	5,240,000	$524	$—	$(13,794,440)	$(13,793,916)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,427,435)	(1,427,435)
Net loss	—	—	—	(122,621)	(122,621)
Balance—March 31, 2024 (unaudited)	5,240,000	$524	$—	$(15,344,496)	$(15,343,972)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance —December 31, 2022	5,240,000	$524	$—	$(11,643,310)	$(11,642,786)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,300,710)	(2,300,710)
Net income	—	—	—	2,008,659	2,008,659
Balance — March 31, 2023 (unaudited)	5,240,000	$524	$—	$(11,935,361)	$(11,934,837)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(122,621)	$2,008,659
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	256,000	—
Income from investments held in Trust Account	(1,427,434)	(2,300,710)
Changes in operating assets and liabilities:
Prepaid expenses	44,125	53,741
Accounts payable	(81,594)	21,698
Accrued expenses	1,060,395	74,509
Net cash used in operating activities	(271,130)	(142,103)

Cash Flows from Financing Activities:
Proceeds from promissory note	644,000	—
Net cash provided by financing activities	644,000	—

Net change in cash	372,870	(142,103)
Cash—beginning of the period	163,718	515,410
Cash—end of the period	$536,588	$373,307

Non-cash financing activities:
General and administrative expenses paid by Sponsor under promissory note	$256,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

The Company’s sponsor is Auxo Capital Managers LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2022. On June 28, 2022, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions (see Note 5). The underwriter was granted a 45-dayoption from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit (the “Over-Allotment Option”). On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company (the “Partial Over-Allotment Exercise”). On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares (as defined in Note 4).

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

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On December 27, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to (i) amend the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) to extend the date by which the Company has to consummate a business combination from December 28, 2023 to September 30, 2024 (or March 31, 2025) as the Company’s board of directors (the “Board”) may approve in accordance with the Memorandum and Articles of Association (such amendment, the “Articles Amendment” and such proposal, the “Extension Amendment Proposal”), (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, by and between the Company and Continental, to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination, from December 28, 2023 to September 30, 2024 (or March 31, 2025) as the Board may approve (the “Trust Amendment Proposal”). The Extension Amendment Proposal and the Trust Amendment Proposal were approved.

In connection with the vote to approve the Articles Amendment, the holders of 10,903,403 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $118,642,864.

If it is reasonably determined by the Company and Webull (as defined below) that it may not be able to consummate the initial Business Combination by September 30, 2024, the Company shall (a) use its reasonable best efforts to cause the board of directors to approve such amendment to the memorandum and articles of association, as amended, to provide that the date by which the Company must consummate a business combination in accordance with the memorandum and articles of association, as amended, is extended from September 30, 2024 to March 31, 2025 (such period by which the Company must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period” and such proposal, the “Extension Proposal”) and resolve to recommend that the shareholders approve such Extension Proposal by special resolution, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution (the “Extension Recommendation”), and not change or modify or propose to change or modify the Extension Recommendation, and (b) prepare and file with the SEC proxy statement (such proxy statement, together with any amendments or supplements thereto, the “Extension Proxy Statement”) for the purpose of soliciting proxies from the shareholders for the Extension Proposal, which shall include, among other things, (x) a description and introduction of Webull, and (y) a statement that the Business Combination Agreement and any other transaction documents have been entered into. The Company shall discuss in good faith with Webull and agree upon the terms of the Extension Proposal, including the proposed amendments to the memorandum and articles of association and additional economic incentives, if any, to be offered to the shareholders in connection with their approval of the Extension Proposal.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Going Concern Consideration

As of March 31, 2024, the Company had $536,588 in cash and working capital deficit of approximately $2.9 million.

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

On March 1, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to nine hundred thousand dollars $900,000 (the “Sponsor Note”) to Sponsor. The Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the promissory note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of March 31, 2024, the Company has $900,000 in borrowings under the Sponsor Note.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until September 30, 2024 (or March 31, 2025 as may be approved in accordance with an amended and restated memorandum and articles of association), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 29, 2024, which contains the audited financial statements and notes thereto.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were in money market funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

MARCH 31, 2024

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 10,056,597 and 10,056,597, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

As of March 31, 2024 and December 31, 2023, the amount of Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled in the following table:

Gross proceeds	$209,600,000
Less:
Proceeds allocated to Public Warrants	(3,144,000)
Proceeds allocated to over-allotment option	(20,794)
Class A ordinary shares issuance costs	(12,369,649)
Plus:
Accretion of carrying value to redemption value	23,480,261
Class A ordinary shares subject to possible redemption, December 31, 2022	217,545,818
Less:
Redemptions	(118,642,864)
Plus:
Accretion of carrying value to redemption value	10,570,325
Class A ordinary shares subject to possible redemption, December 31, 2023	$109,473,279
Plus:
Accretion of carrying value to redemption value	1,427,435
Class A ordinary shares subject to possible redemption, March 31, 2024 (unaudited)	$110,900,714

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(80,616)	$(42,005)	$1,606,927	$401,732
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	10,056,597	5,240,000	20,960,000	5,240,000
Net income (loss) per ordinary share—basic and diluted	$(0.01)	$(0.01)	$0.08	$0.08

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

Income Taxes

Income Taxes FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with the Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Overfunding Loans

On June 28, 2022, in connection with the closing of the Initial Public Offering, the Sponsor loaned the Company $5.0 million under a non-interest bearing loan agreement (the “First Overfunding Loan”) to deposit in the Trust Account. On July 20, 2022, in connection with the Partial Over-Allotment Exercise, the Sponsor provided the Company with the second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account under the same terms (the “Second Overfunding Loan”, together, the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of an initial Business Combination or converted into Class A ordinary shares at a conversion price of $10.00 per Class A ordinary share (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until August 22, 2022. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. As of March 31, 2024 and December 31, 2023, the Company had $5,240,000 in borrowings under the First Overfunding Loan.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Promissory Notes

On October 30, 2023, the Sponsor loaned the Company $380,000 and the Company issued an unsecured promissory note in the total principal amount of up to $380,000 to the Sponsor, which does not bear interest on the unpaid principal balance and matures upon closing of the company’s initial business combination and shall be convertible at the election of the sponsor into warrants exercisable for one Class A ordinary share of the post-business combination company at a price of $1.00 per warrant.

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

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The promissory notes do not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the promissory note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the promissory note will be used to fund ongoing operating expenses of the Company. The total principal amount of the promissory note may be converted, in whole or in part, at the option of the Sponsor into warrants of the post-business combination company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the post-business combination company. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of March 31, 2024 and December 31, 2023, the Company had $1,280,000 and $380,000, respectively, in borrowings under the Promissory Notes.

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

Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Extension Loans.

Administrative Services Agreement

On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $30,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2024. As of March 31, 2024, the Company fully paid for such services. The Company incurred $30,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023. As of March 31, 2023, the Company fully paid for such services.

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

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The fair value of the Class A Ordinary Shares was based on a Monte Carlo model using the following significant inputs:

December 27, 2023
Stock price	$10.86
Volatility	40.00%
Term (years)	1.59
Risk-free rate	4.44%

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Business Combination Agreement

On February 27, 2024, the Company (“SPAC”), Webull Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Webull”), Feather Sound I Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub I”),and Feather Sound II Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub II”, collectively with Merger Sub I, the “Merger Subs” and each a “Merger Sub”),entered into a business combination agreement (the “Business Combination Agreement”).

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, (i) immediately prior to the effective time of the First Merger (as defined below) (the “First Merger Effective Time”), Webull will effectuate the Company Capital Restructuring (as defined in the Business Combination Agreement), (ii) promptly following the Webull Capital Restructuring and at the First Merger Effective Time, Merger Sub I will merge with and into us (the “First Merger”), with us surviving the First Merger as a wholly owned subsidiary of Webull (sometimes referred to herein as the “Surviving Entity”), and (iii) promptly following the First Merger and at the effective time of the Second Merger (as defined below) (the “Second Merger Effective Time”), the Surviving Entity will merge with and into Merger Sub II (the “Second Merger”, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Webull. The Webull Capital Restructuring, the Mergers and each of the other transactions contemplated by the Business Combination Agreement or other transaction documents are collectively referred to as the “Transactions” or the “Business Combination”.

Concurrently with the execution and delivery of the Business Combination Agreement, SPAC, Webull and Sponsor and certain directors (collectively, “SPAC Insiders”) have entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which, each SPAC Insider agreed, among other things, (a) at any meeting of SPAC shareholders called to seek the SPAC Shareholders’ Approval or SPAC Shareholder Extension Approval (as defined in the Business Combination Agreement), or in connection with any written consent of SPAC shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the Transactions, such SPAC Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause the SPAC Class B Ordinary Shares held by such SPAC Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted the SPAC Class B Ordinary Shares held by such SPAC Insider in favor of the SPAC Shareholders’ Approval or the SPAC Shareholder Extension Approval; and (b) subject to the exceptions set forth in the Sponsor Support Agreement, agreed to become subject to certain transfer restrictions with respect to (i) any Company Ordinary Shares held by each SPAC Insider immediately after the First Merger Effective Time (as defined in the Business Combination Agreement) during a period of twelve (12) months from and after the Closing Date (as defined in the Business Combination Agreement), (ii) Company Warrants or Class A Ordinary Shares underlying such warrants held by each SPAC Insiders immediately after the First Merger Effective Time until thirty (30) days after the Closing Date.

Sponsor also agreed to forfeit for no consideration up to 2,000,000 SPAC Class B Ordinary Shares held by Sponsor in connection with the execution of additional Non-Redemption Agreements following the date of the Business Combination Agreement. In addition, on the terms and subject to the conditions of the Sponsor Support Agreement, Webull agreed to indemnify Sponsor and each other SPAC Insider for any U.S. federal (and applicable U.S. state and U.S. local) income taxes, together with any interests and penalties (the “Indemnifiable Amounts”) payable by Sponsor or the SPAC Insiders, as applicable, solely arising from or attributable to the failure of the Mergers (as defined in the Business Combination Agreement) to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or as an exchange described in Section 351 of the Code (the “Intended Tax Treatment”), provided, however, that the Company shall not have any liability in respect of any Indemnifiable Amounts to the extent that the aggregate amount of such Indemnifiable Amounts exceeds $5,000,000.

Note 6—Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 10,056,597, respectively, Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the unaudited condensed balance sheets.

Class B Ordinary Shares—The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares was subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares. As of March 31, 2024 and December 31, 2023 there were 5,240,000 Class B ordinary shares issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Warrants—As of March 31, 2024 and December 31, 2023, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

MARCH 31, 2024

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

Redemption of Public Warrants: Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, the “30-day redemption period”; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant.

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

Note 7—Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as March 31, 2024 and December 31, 2023 by level within the fair value hierarchy:

March 31, 2024	Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds		$111,000,714	$—	$—

December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$109,573,279	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period ended March 31, 2024 and December 31, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on February 28, 2024. Other than as specifically discussed, this Quarterly Report does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we have entered into a support agreement with Webull and the SPAC Insiders (the “Sponsor Support Agreement”), pursuant to which, each SPAC Insider agreed, among other things, (a) at any meeting of our shareholders called to seek SPAC Shareholders’ Approval or SPAC Shareholder Extension Approval (as defined in the Business Combination Agreement), or in connection with any written consent of our shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the Transactions, such SPAC Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause our Class B ordinary shares held by such SPAC Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted our Class B ordinary shares held by such SPAC Insider in favor of the SPAC Shareholders’ Approval or the SPAC Shareholder Extension Approval; and (b) subject to the exceptions set forth in the Sponsor Support Agreement, agreed to become subject to certain transfer restrictions with respect to (i) any Webull Ordinary Shares held by each SPAC Insider immediately after the First Merger Effective Time during a period of twelve (12)-months from and after the Closing Date, (ii) Webull Class A ordinary share (the “Webull Warrants”) or class A ordinary shares of Webull, par value $0.00001 per share (the “Webull Class A Ordinary Shares”) underlying such warrants held by each SPAC Insiders immediately after the First Merger Effective Time until thirty (30) days after the Closing Date.

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

Going Concern Consideration

As of March 31, 2024, the company had $536,588 in cash and working capital deficit of approximately $2.9 million.

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from our sponsor to purchase founder shares, and loan proceeds from our sponsor of $300,000 under a promissory note, dated December 9, 2021 that was later amended on May 5, 2022 (the “Note”). We repaid the Note in full upon closing of the initial public offering. Subsequent to the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering, the overfunding loans and the private placement held outside of the trust account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, members of our founding team or any of their affiliates may provide us with working capital loans as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants).We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have until September 30, 2024 (or March 31, 2025 as may be approved as described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024) to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company.

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by September 30, 2024 (or March 31, 2025 as may be approved as described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception up to March 31, 2024, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2024, we had a net loss of approximately $123,000, which consisted of approximately $1.4 million in income from investments held in the trust account, offset by approximately $1,550,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

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

Administrative Services Agreement

On June 23, 2022, we entered into an agreement with an affiliate of our sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. We incurred $30,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2024. As of March 31, 2024, we fully paid for such services. We incurred $30,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023. As of March 31, 2023, we fully paid for such services.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as critical accounting estimates.

Derivative Financial Instruments

We evaluate our financial instruments, including equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024, 10,056,597 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The underwriters of our initial public offering were to be compensated in part on a deferred basis for already-rendered services in connection with our initial public offering. However, Deutsche Bank Securities Inc. (“DB”) gratuitously waived such compensation with respect to the Business Combination with Webull. DB had no role in this Business Combination and does not have any responsibility for disclosure that is or will be included in any proxy statement/prospectus in connection with the Business Combination.

Pursuant to the underwriting agreement we entered into in connection with our initial public offering, DB was entitled to deferred underwriting commissions in the aggregate amount of approximately $7.0 million as consideration for services rendered to us in connection with our initial public offering, which was to become payable upon consummation of a business combination transaction. Even though the services of DB for such deferred underwriting commissions had already been rendered in full in connection with our initial public offering, DB gratuitously waived its entitlement to the payment of the deferred underwriting commissions with respect to the Business Combination on February 27, 2024. Accordingly, the underwriters of our initial public offering will not receive any portion of the deferred underwriting commissions. DB was not provided, and will not be provided, from any source, any consideration in exchange for its waiver of its entitlement to the payment of the deferred underwriting commissions with respect to the Business Combination. The waiver is only with respect to the deferred underwriting commission in connection with the Business Combination, DB may be entitled to other indemnification or contribution pursuant to the underwriting agreement entered into in connection with our initial public offering. DB did not provide a reason for gratuitously granting the waiver and we did not engage in any substantive dialogue with DB regarding the reason for waiving the deferred underwriting commissions.

DB has not played any role in connection with the Business Combination, and has not been involved in the preparation of any disclosure that is or will be included in any proxy statement/prospectus in connection with the Business Combination, or any business analysis underlying such disclosure. Accordingly, DB has produced no work product in relation to the Business Combination for which we relied on their expertise. As a result, our shareholders do not have the benefit of DB’s independent review and investigation of the disclosures provided in any proxy statement/prospectus, and should not place any reliance on the fact that DB was involved with our initial public offering. Investors should be aware that the waiver of a deferred underwriting commission is unusual and some investors may find the Business Combination less attractive as a result, which may make it more difficult for us to complete the Business Combination.

The Sponsor and our directors and officers have interests that are different from, or in addition to (and which may conflict with), the interests of its shareholders, and therefore potential conflicts of interest exist in recommending that shareholders vote in favor of the Business Combination. Such conflicts of interests include that the Sponsor as well as our directors and officers are expected to lose their entire investment in the Company if the Business Combination is not completed.

When considering our Board’s recommendation to vote in favor of approving any proposals in connection with the Business Combination, our shareholders should keep in mind that the Sponsor and our directors and officers have interests in such proposals that are different from, or in addition to (and which may conflict with), those of our shareholders and warrant holders generally.

These interests include, among other things:

●

The fact that immediately following the consummation of the Business Combination, the initial shareholders are expected to hold an aggregate of 2,484,464 Webull Class A Ordinary Shares on an as-converted basis, consisting of (i) 1,960,464 Webull Class A Ordinary Shares to be exchanged from our Class B ordinary shares held by the initial shareholders, and (ii) 524,000 Webull Class A Ordinary Shares to be converted from the Overfunding Loans; and up to 8,072,000 Webull Class A Ordinary Shares underlying the Webull Warrants to be converted from our Private Placement Warrants (including our Private Placement Warrants that may be converted from the Working Capital Loans) at the First Merger Effective Time, each entitling the Sponsor to purchase one Webull Class A Ordinary Share at a price of $11.50 per share 30 days after the closing of the Business Combination (“Closing”), which in the aggregate, would represent approximately 1.30% and 1.33% ownership interest in Webull following the consummation of the Business Combination under the no redemption scenario and the maximum redemption scenario, respectively, on an as converted basis.

●	The fact that the Sponsor acquired 6,600,000 of our Private Placement Warrants at a purchase price of $1.00 per warrant, and an additional 192,000 of our Private Placement Warrants at a purchase price of $1.00 per warrant, upon an over-allotment exercise on July 20, 2022.

●	The fact that the Sponsor paid an aggregate of $25,000, or approximately $0.003 per share, for 8,625,000 Founder Shares prior to the our initial public offering, of which (i) 2,875,000 Founder Shares were surrendered and cancelled by us prior to our initial public offering, (ii) 90,000 Founder Shares were transferred to our independent directors prior to our initial public offering, (iii) 510,000 Founder Shares were forfeited due to the failure of the underwriter to fully execute their over-allotment option; (iv) 1,279,536 Founder Shares will be surrendered to us and forfeited for no consideration immediately prior to the First Merger Effective Time in connection with that certain Non-Redemption Agreements with unaffiliated third-party investors entered into in December 2023, and (v) 2,000,000 Founder Shares shall be surrendered to us and forfeited for no consideration immediately prior to the First Merger Effective Time pursuant to the Sponsor Support Agreement and the Additional Non-Redemption Agreements. All of the remaining Founder Shares are subject to certain transfer restrictions and such remaining 1,870,464 Founder Shares could have a significantly higher value at the time of the Business Combination, which if unrestricted and freely tradable would be valued at approximately $20.8 million, based on the most recent closing price of the our Class A ordinary shares of $11.12 per share on May 6, 2024.

●	The fact that our independent directors own an aggregate of 90,000 Founder Shares that were acquired from the Sponsor at a purchase price of approximately $0.003 per share. The 90,000 Founder Shares held by such independent directors are subject to certain transfer restrictions and such Founder Shares could have a significantly higher value at the time of the Business Combination, which if unrestricted and freely tradable would be valued at approximately $1.0 million, based on the most recent closing price of the our Class A ordinary shares of $11.05 per share on May 6, 2024.

●	The fact that if the Business Combination or another business combination is not consummated by September 30, 2024 (or March 31, 2025 as may be approved in accordance with an amended and restated memorandum and articles of association), we will cease all operations except for the purpose of winding up, redeeming 100% of our outstanding public shares for cash and, subject to the approval of its remaining shareholders and our Board, liquidating and dissolving. In such event, the Founder Shares held by the Sponsor and our independent directors, and the 6,792,000 of our Private Placement Warrants held by the Sponsor (for which the Sponsor paid an aggregate of approximately $6.8 million) would be worthless because the holders of our Class B ordinary shares are not entitled to participate in any redemption or liquidating distribution with respect to these shares and the our Private Placement Warrants will not be exercisable. If the Business Combination is not consummated, the Sponsor will forfeit an aggregate of 3,279,536 Founder Shares pursuant to the Non-Redemption Agreements and/or the Sponsor Support Agreement, assuming the Webull Class A Ordinary Shares to be issued to the initial shareholders are valued at $10.00, and further taking into account the Working Capital Loans extended by the Sponsor to us and any net fees due, both of which will not be paid, the Sponsor could potentially lose approximately $20.9 million in the aggregate. In addition, our independent directors could lose in the aggregate of $900,000 with respect to their Founder Shares. On the other hand, if the Business Combination is consummated, each of our outstanding Ordinary Share will be converted into one Webull Class A Ordinary Share, and each of our Warrant will be converted into one Webull Warrant. Given (i) the differential in the purchase price that the Sponsor paid for the Founder Shares, as compared to the price of the our Class A ordinary shares, (ii) the differential in the purchase price that the Sponsor paid for the our Private Placement Warrants as compared to the price of the Public Warrants, and (iii) the substantial number of Webull Class A Ordinary Shares that the Sponsor and these directors will receive upon conversion of the Founder Shares and/or our Private Placement Warrants, the Sponsor and these directors can earn a positive return on their investment, even if Public Shareholders have a negative return on their investment.

●	The fact that if the Trust Account is liquidated, the Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below the lesser of (i) $10.25 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, by the claims of (1) any third party for services rendered or products sold to us or (2) a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, but only if such a third party or target business has not executed a waiver of all rights to seek access to the Trust Account.

●	The fact that the Sponsor may convert the Working Capital Loans into our Private Placement Warrants or our Class A ordinary shares, and convert the Overfunding Loans into our Class A ordinary shares, which will then be exchanged for Webull Warrants and Webull Class A Ordinary Shares, respectively, upon the consummation of the Business Combination. As of the date of this Quarterly Report on Form 10-Q, an aggregate of $5,240,000 Overfunding Loans and an aggregate of $1,280,000 Working Capital Loans have been extended by the Sponsor to us.

●	The fact that the Business Combination Agreement provides for the continued indemnification of our current directors and officers and the continuation of directors and officers liability insurance covering our current directors and officers.

●	The fact that we shall have the right to designate one board observer to the board of directors of Webull immediately following the Closing.

●	The fact that the initial shareholders will enter into the Registration Rights Agreement at the Closing, which provides for registration rights following consummation of the Business Combination.

●	The fact that under the Sponsor Support Agreement, the initial shareholders are entitled to a general indemnity for Webull to indemnify the Sponsor and the other shareholders for any taxes arising from or attributable to failure of the Mergers to qualify for the Intended Tax Treatment.

●	The fact that in addition to these interests of the Sponsor and our officers, directors and advisors, to the fullest extent permitted by applicable laws and our memorandum and articles of association, waive certain applications of the doctrine of corporate opportunity in some circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have, and we will renounce any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. We do not believe that the pre-existing fiduciary duties or contractual obligations of its officers and directors materially impacted its search for an acquisition target. Further, we do not believe that the waiver of the application of the corporate opportunity doctrine had any impact on its search for a potential business combination target.

The personal and financial interests of our directors and officers may have influenced their motivation in identifying and selecting Webull as a business combination target, completing an initial business combination with Webull and influencing the operation of the business following the initial business combination.

There is no assurance when or if the Business Combination will be completed.

The completion of the Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the Business Combination Agreement, including, among others, (i) approval of the Business Combination by the our shareholders and the Webull shareholders; (ii) effectiveness of the proxy statement/prospectus in connection with the Business Combination; (iii) receipt of approval for listing on the Nasdaq of Webull Class A Ordinary Shares and each redeemable warrant to purchase one Webull Class A Ordinary Share pursuant to the terms of the Incentive Warrant Agreement, in each case issued by Webull at the Closing to each of non-redeeming shareholders to be issued in connection with the Transactions, subject only to official notice of issuance thereof; (iv) no governmental authority having enacted, issued, promulgated, enforced or entered any law (whether temporary, preliminary or permanent) or governmental order that is then in effect and which has the effect of making the Closing illegal or which otherwise prevents or prohibits consummation of the Closing (any of the foregoing, a “restraint”), other than any such restraint that is immaterial, and all regulatory approvals required in connection with the Business Combination have been obtained from or waived by the relevant governmental authority; (v) the expiration or early termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (vi) the completion of the Company Capital Restructuring (as defined in the Business Combination Agreement).

In addition to the conditions listed above, because completion of the Business Combination will result in Mr. Anquan Wang controlling more than 25% of Webull’s total voting power, FINRA considers the Business Combination to constitute a change of control of Webull Financial LLC (“Webull Financial”) under Financial Industry Regulatory Authority (“FINRA”) Rule 1017. Webull Financial has submitted a continuing membership application to FINRA relating to the Business Combination, and FINRA notified Webull Financial that it received the complete application on May 7, 2024.

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

Our extraordinary shareholder meeting may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the proposal to conduct the Business Combination and the Mergers are approved by our shareholders, we would not be required to seek further approval of our shareholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on us or Webull.

The approval of, or submission of filings with, the China Securities Regulatory Commission, or the CSRC, may be required in connection with the Business Combination.

The People’s Republic of China (“PRC”) government has expanded oversight over offerings that are conducted overseas by China-based issuers and foreign investment in China-based issuers in recent years. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill certain filing procedures and report relevant information to the CSRC. If the issuer meets both of the following conditions, an overseas offering and listing will be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenue or profits of the PRC-incorporated operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period, and (ii) the issuer’s major operational activities are carried out in the PRC or its main places of business are located in the PRC, or the senior managers in charge of operation and management of the issuer are mostly PRC citizens or are domiciled in the PRC. The determination as to whether or not an overseas offering and listing by domestic companies is indirect, shall be made on a substance over form basis.

Based on the advice of Webull’s PRC legal counsel, Han Kun Law Offices, and the laws of mainland China that are currently in effect, Webull believes that this Business Combination and Webull’s proposed listing on Nasdaq shall not be deemed as a domestic enterprise that indirectly offer or list securities on an overseas stock exchange and therefore does not require filing or approvals from the CSRC. This determination is made on the basis that (i) in 2022, none of the total assets, net assets, revenue or profits of Webull’s subsidiaries in China accounted for more than 50% of the corresponding figure in Webull’s audited consolidated financial statements in 2022, and Webull expects the same to be true for 2023; (ii) Webull primarily conducts its business in the United States and except for a research and development center mainly responsible for technical and other support services, does not have any operation in the PRC; and (iii) most senior managers in charge of operation and management of Webull are not PRC citizens and are not domiciled in the PRC. However, given that the Trial Measures were recently promulgated, there remains uncertainties as to their interpretation, application, and enforcement. As advised by Webull’s PRC legal counsel, Han Kun Law Offices, Webull has voluntarily submitted filing application documents according to the Trial Measures and relevant supporting guidelines. Because of the voluntary nature of the CSRC application, approval is not a condition to closing under the Business Combination Agreement.

It is uncertain whether Webull is required to, or will be able to, or how long it will take it to, obtain such approval or complete the filing procedures. Further, the CSRC could rescind its approval after giving it. Any failure to obtain or delay in obtaining clearance of such approval or completing such filing procedures for this Business Combination or Webull’s proposed listing on Nasdaq, or a rescission of any such approval obtained by Webull, would subject Webull to regulatory actions or other sanctions by the CSRC or other PRC regulatory authorities for failure to obtain required governmental authorization. These governmental authorities may impose fines, restrictions and penalties on Webull, which might make it advisable for Webull to suspend the Business Combination or Webull’s proposed listing on Nasdaq.

All of these could have a material adverse effect on the trading price of Webull’s securities and could significantly limit or completely hinder Webull’s ability and the ability of any holder of Webull’s securities to offer or continue to offer such securities.

There is no assurance if any PIPE financing as contemplated in the Business Combination can be completed.

We have agreed with Webull to use commercially reasonable efforts to obtain PIPE financing from third-party investors and to consummate the PIPE Investment substantially concurrently with the closing of the Business Combination. Receipt of such PIPE financing is not a closing condition to the Business Combination Agreement. Although we will continue to work toward obtaining the PIPE financing on market terms, no subscription agreements have been entered into as of the date of this Quarterly Report on Form 10-Q. Accordingly, there are substantial uncertainties with respect to the financing amount, terms and timing of PIPE financing, as well as the dilutive effect of such PIPE financing to our non-redeeming shareholders. Furthermore, there can be no assurances that such PIPE financing can be secured at all. Lack of PIPE financing may cause the Business Combination to become less attractive to some investors, which may make it more difficult for us to complete the Business Combination.

If the Business Combination does not qualify as a “Reorganization” within the meaning of Section 368(a) of the Code or as part of an “Exchange” within the meaning of Section 351(a) of the Code, then the Business Combination generally will be taxable to U.S. Holders.

To qualify as a Reorganization, the Business Combination must satisfy certain requirements, some of which are based on factual determinations, and actions or events after the Business Combination could adversely affect such qualification. For example, under the continuity of business enterprise requirement under U.S. Treasury Regulations Section 1.368-1(d), the acquiring corporation must either directly or indirectly through certain controlled corporations, either continue a significant line of the acquired corporation’s historic business or use a significant portion of the acquired corporation’s historic business assets in a business. However, there is an absence of guidance bearing directly on how these rules would apply in the case of an acquisition of a corporation with only investment-type assets, such as us, or how redemptions by us, including prior to the date of signing the Business Combination Agreement, would impact this analysis. Moreover, for the Business Combination to qualify as a Reorganization, it is necessary that a substantial part of the value of our proprietary interests be preserved in the Business Combination. If a significant number of our shareholders decide to redeem their Public Shares, this requirement may not be satisfied, in which case the Business Combination may not qualify as a Reorganization. Because the qualification of the Business Combination as a Reorganization is based on certain facts that will not be known until or following the Closing and the legal uncertainties described above, the qualification of the Business Combination as a Reorganization is subject to significant uncertainty, and is therefore not capable of being the subject of a representation regarding its tax treatment. In addition, neither us nor Webull intends to request a ruling from the IRS regarding the U.S. federal income tax treatment of the Business Combination. Accordingly, no assurance can be given that the Business Combination will qualify as a Reorganization, that the IRS will not challenge the Business Combination’s qualification as a Reorganization or that a court will not sustain such a challenge by the IRS.

Even if the Business Combination does not qualify as a Reorganization, the parties intend to take the position that the Business Combination, together with the Conversion, qualify as an exchange described in Section 351(a) of the Code (an “Exchange”). However, there is a lack of authority supporting the treatment of the Business Combination, together with the Conversion, as an Exchange, and accordingly there is significant uncertainty that the Business Combination would so qualify. Neither us nor Webull intends to request a ruling from the IRS regarding the U.S. federal income tax treatment of the Business Combination as part of an Exchange, and no assurance can be given that Business Combination will qualify as part of an Exchange, that the IRS will not challenge this position or that a court will not sustain such a challenge by the IRS. Further, the Closing is not conditioned upon the receipt of an opinion of counsel that the Mergers will qualify as a Reorganization and/or as part of an Exchange.

If the Business Combination does not qualify as a Reorganization or as part of an Exchange, then a U.S. Holder generally will recognize gain or loss in an amount equal to the difference between the fair market value (as of the Closing Date of the Business Combination) of Webull Class A Ordinary Shares, Webull Warrants and/or Incentive Warrants received in the Business Combination, over such holder’s aggregate adjusted tax basis in the corresponding Public Shares and Public Warrants surrendered by such holder in the Business Combination. Even if the Business Combination otherwise qualifies as a Reorganization or part of an Exchange, U.S. Holders may be required to recognize gain (but not loss) in the Business Combination under the PFIC rules. The tax consequences of the Business Combination are complex and will depend on each U.S. Holder’s particular circumstances.

We may not have sufficient funds to consummate the Business Combination.

As of December 31, 2023, we had US$163,718 of cash held outside the Trust Account. If we are required to seek additional capital, we may need to borrow funds from the Sponsor, directors, officers, their affiliates or other third parties to operate or may be forced to liquidate. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the period ending on September 30, 2024 (or March 31, 2025 as may be approved in accordance with an amended and restated memorandum and articles of association); however, we cannot assure you that its estimate is accurate, and the Sponsor, directors, officers and their affiliates are under no obligation to advance funds to us in such circumstances.

Our management concluded that there is substantial doubt about its ability to continue as a “going concern.”

As of December 31, 2023, we had $163,718 in its operating bank accounts and $109,573,279 in marketable securities held in the Trust Account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 30, 2024 (or March 31, 2025 as may be approved in accordance with an amended and restated memorandum and articles of association), we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2024.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of February 27, 2024, by and among the Company, Webull, Merger Sub I and Merger Sub II	8-K	001-41432	2.1	February 28, 2024
10.1	Sponsor Support Agreement, dated as of February 27, 2024, by and among SPAC, Sponsor, Webull and SPAC Insiders	8-K	001-41432	10.1	February 28, 2024
10.2	Form of Shareholder Lock-up Agreement, by and among SPAC, Webull and certain shareholders of Webull	8-K	001-41432	10.2	February 28, 2024
10.3	Form of Registration Rights Agreement, by and among SPAC, Sponsor, Webull and certain shareholders of Webull	8-K	001-41432	10.3	February 28, 2024
10.4	Form of Warrant Assignment Agreement, by and among SPAC, Webull and Warrant Agent	8-K	001-41432	10.4	February 28, 2024
10.5	Form of Incentive Warrant Agreement, by and between Webull and Warrant Agent	8-K	001-41432	10.5	February 28, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK GROWTH OPPORTUNITIES CORPORATION

Date: May 15, 2024	By:	/s/ Richard Chin
		Name:	Richard Chin
		Title:	Chief Executive Officer

Date: May 15, 2024	By:	/s/ Derek Jensen
		Name:	Derek Jensen
		Title:	Chief Financial Officer