Form 10-Q/A
period 2024-03-31
SK Growth Opportunities Corp
filed 2024-08-14
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 14, 2024, there were 10,056,597 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

SK Growth Opportunities Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the SEC on May 15, 2024 (the “Original Form 10-Q”), to amend the certifications filed as Exhibits 31.1 and 31.2 to include language required by Section 404 of Sarbanes-Oxley of 2002, which was inadvertently omitted in the Original Form 10-Q.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 6, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form 10-Q.

This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q other than as indicated. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously furnished with the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK GROWTH OPPORTUNITIES CORPORATION

Date: August 14, 2024	By:	/s/ Richard Chin
		Name:	Richard Chin
		Title:	Chief Executive Officer

Date: August 14, 2024	By:	/s/ Derek Jensen
		Name:	Derek Jensen
		Title:	Chief Financial Officer

2