Form 10-Q
period 2024-06-30
SK Growth Opportunities Corp
filed 2024-08-14
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

SK GROWTH OPPORTUNITIES CORPORATION

i

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SK GROWTH OPPORTUNITIES CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets:	(unaudited)
Current assets:
Cash	$126,179	$163,718
Prepaid expenses	40,500	209,750
Total current assets	166,679	373,468

Investments held in Trust Account	112,441,231	109,573,279
Total Assets	$112,607,910	$109,946,747

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$6,743	$107,223
Accrued expenses	1,984,651	1,204,161
Promissory Note	1,280,000	380,000
Total current liabilities	3,271,394	1,691,384

Non-current liabilities:
Overfunding loan	5,240,000	5,240,000
Deferred underwriting and advisory fees	7,336,000	7,336,000
Total non-current liabilities	12,576,000	12,576,000
Total liabilities	15,847,394	14,267,384

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 10,056,597 shares subject to possible redemption at approximately $11.17 and $10.89 per share as of June 30, 2024 and December 31, 2023, respectively	112,341,231	109,473,279

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding (excluding 10,056,597 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	524	524
Additional paid-in capital	—	—
Accumulated deficit	(15,581,239)	(13,794,440)
Total shareholders’ deficit	(15,580,715)	(13,793,916)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$112,607,910	$109,946,747

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$236,744	$257,166	$1,786,799	$549,217
Loss from operations	(236,744)	(257,166)	(1,786,799)	(549,217)

Other income:
Income from investments held in Trust Account	1,440,518	2,457,660	2,867,952	4,758,370
Total other income	1,440,518	2,457,660	2,867,952	4,758,370

Net income	$1,203,774	$2,200,494	$1,081,153	$4,209,153

Basic and diluted weighted average shares outstanding, Class A ordinary shares	10,056,597	20,960,000	10,056,597	20,960,000
Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.08	$0.07	$0.16

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,240,000	5,240,000	5,240,000	5,240,000
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.08	$0.07	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	5,240,000	$524	$—	$(13,794,440)	$(13,793,916)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,427,435)	(1,427,435)
Net loss	—	—	—	(122,621)	(122,621)
Balance—March 31, 2024	5,240,000	$524	$—	$(15,344,496)	$(15,343,972)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,440,517)	(1,440,517)
Net income	—	—	—	1,203,774	1,203,774
Balance—June 30, 2024	5,240,000	$524	$—	$(15,581,239)	$(15,580,715)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance —December 31, 2022	5,240,000	$524	$—	$(11,643,310)	$(11,642,786)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,300,710)	(2,300,710)
Net income	—	—	—	2,008,659	2,008,659
Balance — March 31, 2023	5,240,000	524	$—	(11,935,361)	(11,934,837)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,457,660)	(2,457,660)
Net income	—	—	—	2,200,494	2,200,494
Balance — June 30, 2023	5,240,000	$524	$—	$(12,192,527)	$(12,192,003)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,081,153	$4,209,153
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	256,000	—
Income from investments held in Trust Account	(2,867,952)	(4,758,370)
Changes in operating assets and liabilities:
Prepaid expenses	169,250	176,116
Accounts payable	(100,480)	—
Accrued expenses	780,490	100,681
Net cash used in operating activities	(681,539)	(272,420)

Cash Flows from Financing Activities:
Proceeds from promissory note	644,000	—
Net cash provided by financing activities	644,000	—

Net change in cash	(37,539)	(272,420)
Cash—beginning of the period	163,718	515,410
Cash—end of the period	$126,179	$242,990

Non-cash financing activities:
General and administrative expenses paid by Sponsor under promissory note	$256,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Going Concern Consideration

As of June 30, 2024, the Company had $126,179 in cash and working capital deficit of approximately $3.1 million.

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

On March 1, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to $900,000 (the “Sponsor Note”) to Sponsor. The Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the promissory note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of June 30, 2024, the Company has $1,280,000 in borrowings under the Sponsor Note.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were in money market funds.

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

JUNE 30, 2024

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

JUNE 30, 2024

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 10,056,597 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

As of June 30, 2024 and December 31, 2023, the amount of Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	217,545,818
Plus:
Accretion of carrying value to redemption value	2,300,710
Class A ordinary shares subject to possible redemption, March 31, 2023	$219,846,528
Plus:
Accretion of carrying value to redemption value	2,457,660
Class A ordinary shares subject to possible redemption, June 30, 2023	$222,304,188
Plus:
Accretion of carrying value to redemption value	2,875,342
Class A ordinary shares subject to possible redemption, September 30, 2023	$225,179,530
Less:
Redemptions	(118,642,864)
Plus:
Accretion of carrying value to redemption value	2,936,613
Class A ordinary shares subject to possible redemption, December 31, 2023	$109,473,279
Plus:
Accretion of carrying value to redemption value	1,427,435
Class A ordinary shares subject to possible redemption, March 31, 2024	$110,900,714
Plus:
Accretion of carrying value to redemption value	1,440,517
Class A ordinary shares subject to possible redemption, June 30, 2024	$112,341,231

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$791,409	$412,365	$1,760,395	$440,099
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	10,056,597	5,240,000	20,960,000	5,240,000
Net income per ordinary share—basic and diluted	$0.08	$0.08	$0.08	$0.08

	For the Six Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$710,793	$370,360	$3,367,322	$841,831
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	10,056,597	5,240,000	20,960,000	5,240,000
Net income per ordinary share—basic and diluted	$0.07	$0.07	$0.16	$0.16

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

Income Taxes

Income Taxes FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

JUNE 30, 2024

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

In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Overfunding Loans

On June 28, 2022, in connection with the closing of the Initial Public Offering, the Sponsor loaned the Company $5.0 million under a non-interest bearing loan agreement (the “First Overfunding Loan”) to deposit in the Trust Account. On July 20, 2022, in connection with the Partial Over-Allotment Exercise, the Sponsor provided the Company with the second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account under the same terms (the “Second Overfunding Loan”, together, the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of an initial Business Combination or converted into Class A ordinary shares at a conversion price of $10.00 per Class A ordinary share (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until August 22, 2022. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. As of June 30, 2024 and December 31, 2023, the Company had $5,240,000 in borrowings under the First Overfunding Loan.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

On March 1, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to $900,000 (the “Sponsor Note”) to Sponsor. The Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the promissory note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

The promissory notes do not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the promissory note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the promissory note will be used to fund ongoing operating expenses of the Company. The total principal amount of the promissory note may be converted, in whole or in part, at the option of the Sponsor into warrants of the post-business combination company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the post-business combination company. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of June 30, 2024 and December 31, 2023, the Company had $1,280,000 and $380,000, respectively, in borrowings under the Promissory Notes.

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

Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Extension Loans.

Administrative Services Agreement

On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2024. As of June 30, 2024, the Company fully paid for such services. The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023. As of June 30, 2023, the Company fully paid for such services.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 10,056,597, respectively, Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity deficit on the unaudited condensed balance sheets.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Class B Ordinary Shares—The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares was subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares. As of June 30, 2024 and December 31, 2023 there were 5,240,000 Class B ordinary shares issued and outstanding.

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

Warrants—As of June 30, 2024 and December 31, 2023, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

JUNE 30, 2024

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

Redemption of Public Warrants: Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, the ”30-day redemption period”; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant.

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the Public Warrants on a “cashless basis”. If the Company calls the Public Warrants for redemption as described above, the Company will have the option to require all holders that wish to exercise such warrants to do so on a “cashless basis.”

Note 7—Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as June 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$112,441,231	$—	$—

December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$109,573,279	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the periods ended June 30, 2024 and December 31, 2023.

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

Going Concern Consideration

As of June 30, 2024, the company had $126,179 in cash and working capital deficit of approximately $3.1 million.

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

Results of Operations

Our entire activity since inception up to June 30, 2024, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2024, we had a net income of approximately $1.2 million, which consisted of approximately $1.4 million in income from investments held in the trust account, offset by approximately $237,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the six months ended June 30, 2024, we had a net income of approximately $1.1 million, which consisted of approximately $2.9 million in income from investments held in the trust account, offset by approximately $1.8 million in general and administrative expenses (of which $60,000 was for administrative expenses for related party).

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

Administrative Services Agreement

On June 23, 2022, we entered into an agreement with an affiliate of our sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. We incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2024. As of June 30, 2024, we fully paid for such services. We incurred $30,000 and $60,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023. As of June 30, 2023, we fully paid for such services.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024, 10,056,597 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 and our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may not have sufficient funds to consummate the Business Combination.

As of March 31, 2024, we had US$536,588 of cash held outside the Trust Account. If we are required to seek additional capital, it may need to borrow funds from the Sponsor, directors, officers, their affiliates or other third parties to operate or may be forced to liquidate. We believe that the funds available to it outside of the Trust Account, together with funds available from loans from Sponsor, its affiliates or members of our management team will be sufficient to allow it to operate for at least the period ending on March 31, 2025; however, we cannot assure you that our estimate is accurate, and the Sponsor, directors, officers and their affiliates are under no obligation to advance funds to us in such circumstances.

If the Business Combination does not qualify as a “Reorganization” within the meaning of Section 368(a) of the Code or as part of an “Exchange” within the meaning of Section 351(a) of the Code, then the Business Combination generally will be taxable to U.S. Holders.

To qualify as a Reorganization, the Business Combination must satisfy certain requirements, some of which are based on factual determinations, and actions or events after the Business Combination could adversely affect such qualification. For example, under the “continuity of business” enterprise requirement under U.S. Treasury Regulations Section 1.368-1(d), the acquiring corporation must either directly or indirectly through certain controlled corporations, either continue a significant line of the acquired corporation’s historic business or use a significant portion of the acquired corporation’s historic business assets in a business. However, there is an absence of guidance bearing directly on how these rules would apply in the case of an acquisition of a corporation with only investment-type assets, such as SK Growth, or how redemptions by SK Growth in connection with the Mergers (which will not be known until Closing) and prior to the date of signing the Business Combination Agreement, would impact this analysis. Moreover, for the Business Combination to qualify as a Reorganization, it is necessary that the “continuity of interest” requirement as set forth in U.S. Treasury Regulations Section 1.368-1(e) be met, which would require that a substantial part of the value of the proprietary interests in SK Growth be preserved in the Business Combination. If a significant number of our shareholders decide to redeem their Public Shares, this requirement may not be satisfied, in which case the Business Combination may not qualify as a Reorganization. Because the qualification of the Business Combination as a Reorganization is based on certain facts that will not be known until or following the Closing and the legal uncertainties described above, the qualification of the Business Combination as a Reorganization is subject to significant uncertainty, and is therefore not capable of being the subject of a representation regarding its tax treatment. In addition, neither us nor Webull intends to request a ruling from the IRS regarding the U.S. federal income tax treatment of the Business Combination. Accordingly, no assurance can be given that the Business Combination will qualify as a Reorganization, that the IRS will not challenge the Business Combination’s qualification as a Reorganization or that a court will not sustain such a challenge by the IRS.

Even if the Business Combination does not qualify as a Reorganization, the parties intend to take the position that the Business Combination, together with the Conversion, qualify as an exchange described in Section 351(a) of the Code (an “Exchange”). However, there is a lack of legal authority supporting the treatment of the Business Combination, together with the Conversion, as an Exchange, and accordingly there is significant uncertainty that the Business Combination would so qualify. Neither SK Growth nor Webull intends to request a ruling from the IRS regarding the U.S. federal income tax treatment of the Business Combination as part of an Exchange, and no assurance can be given that Business Combination will qualify as part of an Exchange, that the IRS will not challenge this position or that a court will not sustain such a challenge by the IRS. Further, the Closing is not conditioned upon the receipt of an opinion of counsel that the Mergers will qualify as a Reorganization and/or as part of an Exchange.

If the Business Combination does not qualify as a Reorganization or as part of an Exchange, then a U.S. Holder generally will recognize gain or loss in an amount equal to the difference between the fair market value (as of the Closing Date of the Business Combination) of Webull Class A Ordinary Shares, Webull Warrants and/or Incentive Warrants received in the Business Combination, over such holder’s aggregate adjusted tax basis in the corresponding SK Growth Public Shares and SK Growth Public Warrants surrendered by such holder in the Business Combination. Even if the Business Combination otherwise qualifies as a Reorganization or part of an Exchange, U.S. Holders may be required to recognize gain (but not loss) in the Business Combination under the PFIC rules.

The tax consequences of the Business Combination are complex and will depend on each U.S. Holder’s particular circumstances. U.S. Holders exchanging their SK Growth Public Shares and/or SK Growth Public Warrants in the Business Combination should consult their tax advisors to determine the tax consequences thereof.

The SEC has issued final rules and guidance relating to certain activities of SPACs. The need for compliance with these rules and the guidance may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”) relating to, among other things, disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. In connection with the issuance of the 2024 SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act. The need for compliance with the 2024 SPAC Rules and the SPAC Guidance may increase our costs and time required to consummate a business combination and may constrain the circumstances under which we could complete a business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended June 30, 2024.

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