Form 10-Q
period 2024-09-30
SK Growth Opportunities Corp
filed 2024-11-13
CIK 1912461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 9,732,960 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,240,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SK GROWTH OPPORTUNITIES CORPORATION

i

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SK GROWTH OPPORTUNITIES CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
Assets:	(unaudited)
Current assets:
Cash	$621,449	$163,718
Prepaid expenses	27,750	209,750
Total current assets	649,199	373,468

Investments held in Trust Account	113,898,350	109,573,279
Total Assets	$114,547,549	$109,946,747

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$10,525	$107,223
Accrued expenses	2,084,183	1,204,161
Extension payment payable	279,489	—
Sponsor Note	1,720,000	380,000
Ordinary Class A shares to be redeemed	3,663,464	—
Total current liabilities	7,757,661	1,691,384

Non-current liabilities:
Overfunding loan	5,240,000	5,240,000
Deferred underwriting and advisory fees	7,336,000	7,336,000
Total non-current liabilities	12,576,000	12,576,000
Total liabilities	20,333,661	14,267,384

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 9,732,960 and 10,056,597 shares subject to possible redemption at approximately $11.32 and $10.89 per share as of September 30, 2024 and December 31, 2023, respectively	110,134,886	109,473,279

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding (excluding 9,732,960 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	524	524
Additional paid-in capital	—	—
Accumulated deficit	(15,921,522)	(13,794,440)
Total shareholders’ deficit	(15,920,998)	(13,793,916)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$114,547,549	$109,946,747

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$340,283	$1,023,103	$2,127,082	$1,572,320
Loss from operations	(340,283)	(1,023,103)	(2,127,082)	(1,572,320)

Other income:
Income from investments held in Trust Account	1,457,119	2,875,342	4,325,071	7,633,712
Total other income	1,457,119	2,875,342	4,325,071	7,633,712

Net income	$1,116,836	$1,852,239	$2,197,989	$6,061,392

Basic and diluted weighted average shares outstanding, Class A ordinary shares	10,042,526	20,960,000	10,051,872	20,960,000
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.07	$0.14	$0.23

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,240,000	5,240,000	5,240,000	5,240,000
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.07	$0.14	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	5,240,000	$524	$—	$(13,794,440)	$(13,793,916)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,427,435)	(1,427,435)
Net loss	—	—	—	(122,621)	(122,621)
Balance—March 31, 2024	5,240,000	$524	$—	$(15,344,496)	$(15,343,972)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,440,517)	(1,440,517)
Net income	—	—	—	1,203,774	1,203,774
Balance—June 30, 2024	5,240,000	$524	$—	$(15,581,239)	$(15,580,715)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,457,119)	(1,457,119)
Net income	—	—	—	1,116,836	1,116,836
Balance—September 30, 2024	5,240,000	$524	$—	$(15,921,522)	$(15,920,998)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance —December 31, 2022	5,240,000	$524	$—	$(11,643,310)	$(11,642,786)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,300,710)	(2,300,710)
Net income	—	—	—	2,008,659	2,008,659
Balance — March 31, 2023	5,240,000	524	$—	(11,935,361)	(11,934,837)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,457,660)	(2,457,660)
Net income	—	—	—	2,200,494	2,200,494
Balance — June 30, 2023	5,240,000	$524	$—	$(12,192,527)	$(12,192,003)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,875,342)	(2,875,342)
Net income	—	—	—	1,852,239	1,852,239
Balance — September 30, 2023	5,240,000	$524	$—	$(13,215,630)	$(13,215,106)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,197,989	$6,061,392
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	256,000	—
Income from investments held in Trust Account	(4,325,071)	(7,633,712)
Changes in operating assets and liabilities:
Prepaid expenses	182,000	288,191
Accounts payable	(96,698)	155,000
Accrued expenses	880,022	686,413
Extension payment payable	279,489	—
Net cash used in operating activities	(626,269)	(442,716)

Cash Flows from Financing Activities:
Proceeds from promissory note	1,084,000	—
Net cash provided by financing activities	1,084,000	—

Net change in cash	457,731	(442,716)
Cash—beginning of the period	163,718	515,410
Cash—end of the period	$621,449	$72,694

Non-cash financing activities:
General and administrative expenses paid by Sponsor under promissory note	$256,000	$—
Ordinary Class A shares to be redeemed	$3,663,464	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through September 30, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2024

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

On December 27, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extension Meeting”), to (i) amend the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) to extend the date by which the Company has to consummate a business combination from December 28, 2023 to September 30, 2024 (or March 31, 2025) as the Company’s board of directors (the “Board”) may approve in accordance with the Memorandum and Articles of Association (such amendment, the “First Articles Amendment” and such proposal, the “First Extension Amendment Proposal”), (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, by and between the Company and Continental, to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination, from December 28, 2023 to September 30, 2024 (or March 31, 2025) as the Board may approve (the “First Trust Amendment Proposal”). The First Extension Amendment Proposal and the First Trust Amendment Proposal were approved. In connection with the vote to approve the First Articles Amendment, the holders of 10,903,403 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $118,642,864.

On September 27, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”), to (i) amend the Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from September 30, 2024 to March 31, 2025 (such amendment, the “Second Articles Amendment” and such proposal, the “Second Extension Amendment Proposal”), (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, by and between the Company and Continental, to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination, from September 30, 2024 to March 31, 2025 (the “Second Trust Amendment Proposal”). The Sponsor has agreed that if the Second Extension Amendment Proposal is approved and implemented, it or its designee will contribute to the Company, as a loan, $0.03 for each Public Share that is not redeemed in connection with the Second Extension Amendment Proposal for each calendar month (commencing on October 1, 2024 and on the 1st day of each subsequent month) until March 31, 2025, or portion thereof, that is needed to complete the Business Combination. The Second Extension Amendment Proposal and the Second Trust Amendment Proposal were approved. In connection with the vote to approve the Second Articles Amendment, the holders of 323,637 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.32 per share, for an aggregate redemption amount of approximately $3,663,464.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

If the Company is unable to consummate an initial Business Combination prior to March 31, 2025 (such period, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of September 30, 2024, the Company had $621,449 in cash and working capital deficit of approximately $6.8 million.

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

On March 1, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to $900,000 (the “First Sponsor Note”) to Sponsor. The First Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the First Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the First Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the First Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the promissory note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

On September 27, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to $440,000 (the “Second Sponsor Note,” and collectively with the First Sponsor Note, the “Sponsor Note”) to Sponsor. The Second Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Second Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the Second Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the Second Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the promissory note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

As of September 30, 2024 and December 31, 2024, the Company has $1,720,000 and $380,000 in borrowings under the Sponsor Note, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until March 31, 2025, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 29, 2024, which contains the audited financial statements and notes thereto.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2024 and December 31, 2023, the assets held in the Trust Account were in money market funds.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Non-Redemption Agreements were recognized as a derivative instrument in accordance with ASC 815. The Non-Redemption Agreements represent a right to receive shares in the future contingent upon the consummation of a business combination. Accordingly, any issuance of equity or the right to issue equity will be recorded as an equity transaction and classified as additional paid-in capital and an expense to the company in connection to the non-redeemed shares. The right to receive shares should be fair valued at inception and expensed in the period the agreement was entered into. As a result of the equity classification conclusion will not be remeasured to fair valued at each reporting period.

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

SEPTEMBER 30, 2024

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 9,732,960 and 10,056,597 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

As of September 30, 2024 and December 31, 2023, the amount of Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	217,545,818
Plus:
Accretion of carrying value to redemption value	2,300,710
Class A ordinary shares subject to possible redemption, March 31, 2023	$219,846,528
Plus:
Accretion of carrying value to redemption value	2,457,660
Class A ordinary shares subject to possible redemption, June 30, 2023	$222,304,188
Plus:
Accretion of carrying value to redemption value	2,875,342
Class A ordinary shares subject to possible redemption, September 30, 2023	$225,179,530
Less:
Redemptions	(118,642,864)
Plus:
Accretion of carrying value to redemption value	2,936,613
Class A ordinary shares subject to possible redemption, December 31, 2023	$109,473,279
Plus:
Accretion of carrying value to redemption value	1,427,435
Class A ordinary shares subject to possible redemption, March 31, 2024	$110,900,714
Plus:
Accretion of carrying value to redemption value	1,440,517
Class A ordinary shares subject to possible redemption, June 30, 2024	$112,341,231
Plus:
Accretion of carrying value to redemption value	1,457,119
Less:
Redemptions	(3,663,464)
Class A ordinary shares subject to possible redemption, September 30, 2024	$110,134,886

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$733,901	$382,935	$1,481,791	$370,448
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	10,042,526	5,240,000	20,960,000	5,240,000
Net income per ordinary share—basic and diluted	$0.07	$0.07	$0.07	$0.07

	For the Nine Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,444,814	$753,175	$4,849,114	$1,212,278
Denominator:
Weighted average ordinary shares outstanding—basic and diluted	10,051,872	5,240,000	20,960,000	5,240,000
Net income per ordinary share—basic and diluted	$0.14	$0.14	$0.23	$0.23

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

Income Taxes

Income Taxes FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

SEPTEMBER 30, 2024

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

In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Overfunding Loans

On June 28, 2022, in connection with the closing of the Initial Public Offering, the Sponsor loaned the Company $5.0 million under a non-interest bearing loan agreement (the “First Overfunding Loan”) to deposit in the Trust Account. On July 20, 2022, in connection with the Partial Over-Allotment Exercise, the Sponsor provided the Company with the second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account under the same terms (the “Second Overfunding Loan”, together, the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of an initial Business Combination or converted into Class A ordinary shares at a conversion price of $10.00 per Class A ordinary share (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until August 22, 2022. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. As of September 30, 2024 and December 31, 2023, the Company had $5,240,000 in borrowings under the First Overfunding Loan.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

On March 1, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to $900,000 (the “First Sponsor Note”) to Sponsor. The First Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the First Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the First Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the First Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the promissory note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

On September 27, 2024, the Company issued an unsecured convertible promissory note in the total principal amount of up to $440,000 (the “Second Sponsor Note”) to Sponsor. The Second Sponsor Note does not bear interest on the unpaid principal balance and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the Second Sponsor Note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the Second Sponsor Note will be used to fund ongoing operating expenses of the Company. The total principal amount of the Second Sponsor Note may be converted, in whole or in part, at the option of the Sponsor, (i) into warrants of the Company at a price of $1.00 per warrant, with each warrant exercisable for one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A Ordinary Share”), or (ii) into Class A Ordinary Shares equal to the quotient obtained by dividing (i) the amount of accrued and outstanding of the promissory note, by (ii) $10.00. The warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

In the event that the Company does not consummate an initial business combination, the promissory note will be repaid solely to the extent that the Company has funds available to it, if any, outside of its trust account established in connection with its initial public offering of its securities. The proceeds of the promissory note will be used to fund ongoing operating expenses of the Company.

As of September 30, 2024 and December 31, 2023, the Company had $1,720,000 and $380,000, respectively, in borrowings under the Promissory Notes.

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

Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, the Company had $0 in borrowings under the Extension Loans.

Administrative Services Agreement

On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company fully paid for such services. The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023. As of September 30, 2023, the Company fully paid for such services.

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

SEPTEMBER 30, 2024

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

The Company also engaged Cohen & Company Capital Markets (“CCM”) to provide consulting and advisory services to the Company in connection with the Initial Public Offering, for which it would receive (i) an advisory fee of $400,000, paid upon the closing of the Initial Public Offering, and (ii) a deferred advisory fee of $700,000 (payable solely in the event that the Company completes the initial Business Combination). The underwriter has reimbursed a portion of its fees to cover for the fees payable to CCM.

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

Non-Redemption Agreements

In connection with the First Extension Meeting to approve the First Extension Amendment Proposal, the Company and Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Investors”), pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 8,530,242 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) of the Company in connection with the First Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A Ordinary Shares of the Company, (i) the Sponsor agreed to surrender to the Company and forfeit for no consideration an aggregate of 1,279,536 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”) of the Company and (ii) the Company agreed to issue or cause to be issued to the Investors for no additional consideration an aggregate of 1,279,536 Class A Ordinary Shares of the Company, each in connection with the Company’s completion of its initial business combination. The Non-Redemption Agreements increased the amount of funds that remain in the Company’s Trust Account following the First Extension Meeting.

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

SEPTEMBER 30, 2024

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 9,732,960 and 10,056,597, respectively, Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity deficit on the unaudited condensed balance sheets.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Class B Ordinary Shares—The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares was subject to forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor forfeited 510,000 Founder Shares. As of September 30, 2024 and December 31, 2023 there were 5,240,000 Class B ordinary shares issued and outstanding.

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

Warrants—As of September 30, 2024 and December 31, 2023, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

SEPTEMBER 30, 2024

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

Note 7—Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as September 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$113,898,350	$—	$—

December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$109,573,279	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the periods ended September 30, 2024 and December 31, 2023.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Upon the closing of the Initial Public Offering and the Partial Over-Allotment Exercise, approximately $214.8 million ($10.25 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, the Partial Over-Allotment Exercise, the proceeds of the Overfunding Loans and certain of the proceeds of the Private Placement and the Additional Private Placement, was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to consummate an initial business combination prior to March 31, 2025 (such period, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of September 30, 2024, the company had $621,449 in cash and working capital deficit of approximately $6.8 million.

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

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by March 31, 2025 as described in our Definitive Proxy Statement filed with the SEC on September 3, 2024, as amended by the Amendment to the Definitive Proxy Statement filed with the SEC on September 17, 2024 and September 25, 2024, respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception up to September 30, 2024, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2024, we had a net income of approximately $1.1 million, which consisted of approximately $1.5 million in income from investments held in the trust account, offset by approximately $340,000 in general and administrative expenses (of which $30,000 was for administrative expenses for related party).

For the nine months ended September 30, 2024, we had a net income of approximately $2.2 million, which consisted of approximately $4.3 million in income from investments held in the trust account, offset by approximately $2.1 million in general and administrative expenses (of which $90,000 was for administrative expenses for related party).

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

Administrative Services Agreement

On June 23, 2022, we entered into an agreement with an affiliate of our sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. We incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2024. As of September 30, 2024, we fully paid for such services. We incurred $30,000 and $90,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023. As of September 30, 2023, we fully paid for such services.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024, 9,732,960 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Definitive Proxy Statement filed with the SEC on September 3, 2024, as amended by that certain Amendment to the Definitive Proxy Statement filed with the SEC on September 17, 2024 and September 25, 2024, respectively. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2024.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amendment to the Amended and Restated Memorandum and Articles of Association.
10.1	Amendment to the Investment Management Trust Agreement between SK Growth Opportunities Corporation and Continental Stock Transfer & Trust Company.	8-K	001-41432	10.1	October 2, 2024
10.2	Convertible Promissory Note, dated September 27, 2024.	8-K	001-41432	10.2	October 2, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK GROWTH OPPORTUNITIES CORPORATION

Date: November 13, 2024	By:	/s/ Richard Chin
		Name:	Richard Chin
		Title:	Chief Executive Officer

Date: November 13, 2024	By:	/s/ Derek Jensen
		Name:	Derek Jensen
		Title:	Chief Financial Officer