Form 10-K
period 2024-12-31
SK Growth Opportunities Corp
filed 2025-03-27
CIK 1912461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on Nasdaq, was approximately $111,855,506.00 (based on the closing sales price of the Class A ordinary shares on June 28, 2024 of $11.1226).

As of March 21, 2025, there were 9,732,960 the registrant’s Class A ordinary shares, par value $0.0001 per share and 5,240,000 the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●

“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company adopted by special resolution dated 23 June 2022 and amended by special resolution dated 27 December 2023, and special resolution dated 27 September 2024;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Dissenting SPAC Shares” means our ordinary shares that are issued and outstanding immediately prior to the First Merger Effective Time and that are held by our shareholders who shall have validly exercised their dissenters’ rights for such ordinary shares in accordance with Section 238 of the Companies Act and otherwise complied with all of the provisions of the Companies Act relevant to the exercise and enforcement of dissenters’ rights;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial public offering” are to our initial public offering consummated on June 28, 2022;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“Non-Redeeming SPAC Shares” means, without duplication, our ordinary shares in respect of which the holder thereof is eligible (as determined in accordance with our amended and restated memorandum and articles of association) and has not validly exercised (or has validly revoked, withdrawn or lost) his, her or its redemption right, excluding (i) Redeeming SPAC Shares and (ii) Dissenting SPAC Shares;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans and extension loans, if any, which warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders, officers and directors to the extent our initial shareholders and/or officer and directors purchase public shares, provided that our initial shareholders’ and each officer’s or director’s status as a “public shareholder” will only exist with respect to such public shares;

●	“Redeeming SPAC Shares” shall mean our Class A ordinary shares in respect of which the eligible (as determined in accordance with our amended and restated memorandum and articles of association) holder thereof has validly exercised (and not validly revoked, withdrawn or lost) his, her or its redemption right;

●	“SK” are to SK Inc., an affiliate of our sponsor;

●	“SPAC Treasury Shares” means any ordinary shares that are owned by us as treasury shares or any ordinary shares owned by any direct or indirect subsidiary of us immediately prior to the First Merger Effective Time (as defined below);

●	“sponsor” are to Auxo Capital Managers LLC, a Delaware limited liability company;

●	“U.S. Holder” are to a beneficial owner of units, Class A ordinary shares or warrants that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person; and

●	“we,” “us,” “our,” “company” or “our company” are to SK Growth Opportunities Corporation, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases and increase volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, or their respective affiliates, may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination and our ability to consummate a business combination within the expected timeframe may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks and the volatility in the debt and equity markets.

●	We may not be able to consummate an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.25 per share.

●

If we have not consummated an initial business combination by the Combination Deadline (as defined below), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

●	There is no assurance when or if our proposed business combination will be completed.

v

●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or initial shareholders which may raise potential conflicts of interest.

●	Since our initial shareholders, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

●	A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	The nominal purchase price paid by our initial shareholders for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our initial shareholders are likely to make a substantial profit on their investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Proposed Business Combination

On February 27, 2024, we entered into a Business Combination Agreement (as amended by the Amendment to Business Combination Agreement (as defined below), and as may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with Webull Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Webull”), Feather Sound I Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub I”) and Feather Sound II Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub II”). On December 5, 2024, we entered into an Amendment to Business Combination Agreement (the “Amendment to Business Combination Agreement”) with Webull, Merger Sub I and Merger Sub II.

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

Webull Capital Restructuring

On the Closing Date (as defined in the Business Combination Agreement), immediately prior to the First Merger Effective Time, the following actions shall take place or be effected:

(i)	immediately prior to the Share Subdivision (as defined below), each preferred share of Webull issued and outstanding immediately prior to the First Merger Effective Time shall be converted into one ordinary share of Webull, par value $0.0001 per share (the “Pre-Subdivision Ordinary Share” and together with the preferred shares of Webull, collectively, the “Pre-Subdivision Shares”) (the “Conversion”);

(ii)	immediately following the Conversion, the fifth amended and restated memorandum and articles of association of Webull shall be adopted and become effective (the “Charter Amendment”);

(iii)	immediately following the Conversion and the Charter Amendment, (A) each Pre-Subdivision Ordinary Share (excluding any Pre-Subdivision Ordinary Shares held by the Founder Holdco (as defined in the Business Combination Agreement) that is issued and outstanding immediately prior to the First Merger Effective Time shall be subdivided into a number of class A ordinary shares of Webull, par value $0.00001 per share (the “Webull Class A Ordinary Shares”) determined by multiplying each such Pre-Subdivision Ordinary Share by 3.3593 (the “Share Subdivision Factor”), and re-designated as Webull Class A Ordinary Shares; and (B) each Pre-Subdivision Ordinary Share that is issued and outstanding immediately prior to the First Merger Effective Time and held by the Founder Holdco shall be subdivided into a number of class B ordinary shares of Webull, par value $0.00001 per share (the “Webull Class B Ordinary Shares,” together with the Webull Class A Ordinary Shares, collectively, the “Webull Ordinary Shares”) determined by multiplying each such Pre-Subdivision Ordinary Share by the Share Subdivision Factor, and re-designated as Webull Class B Ordinary Shares (collectively referred to herein as the “Share Subdivision”; the Conversion, the Charter Amendment and the Share Subdivision collectively referred to as the “Webull Capital Restructuring”);

(iv)	immediately following the Share Subdivision, each option to purchase Pre-Subdivision Ordinary Shares of Webull (the “Webull Option”) outstanding as of the effective time of the Share Subdivision will become an option to purchase Webull Ordinary Shares, exercisable for that number of Webull Ordinary Shares and at the per share exercise price, in each case as adjusted by the Share Subdivision Factor and otherwise subject to substantially the same terms and conditions as were applicable to such Webull Option immediately before the effective time of the Share Subdivision (including expiration date and exercise provisions);

(v)	each restricted share unit of Webull (the “Webull RSU”) outstanding shall cease to represent the right to acquire Pre-Subdivision Ordinary Shares of Webull and be canceled in exchange for a right to acquire a number of Webull Ordinary Shares as adjusted by the Share Subdivision Factor and otherwise subject to the same terms and conditions (including applicable vesting, vesting acceleration, expiration and forfeiture provisions) that applied to the corresponding Webull RSU immediately prior to the Share Subdivision; and

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

Mergers

On the Closing Date, on the terms and subject to the conditions set forth in the Business Combination Agreement, by virtue of the First Merger and without any action on the part of us, Webull, Merger Sub I, Merger Sub II or the holders of any of the following securities:

(i)	each of our unit consisting of one Class A ordinary share and one-half of a warrant to purchase one Class A ordinary share at a price of $11.50 per share (the “Public Warrants”), issued and outstanding immediately prior to the First Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one-half of a Public Warrant in accordance with the terms of our unit (the “Unit Separation”);

(ii)	immediately following the Unit Separation and the Webull Capital Restructuring, each of our Class A ordinary share issued and outstanding immediately prior to the First Merger Effective Time (other than any of SPAC Treasury Shares, Redeeming SPAC Shares and Dissenting SPAC Shares, in each case as defined in the Business Combination Agreement) shall automatically be cancelled and cease to exist in exchange for the right to receive one newly issued Webull Class A Ordinary Share;

(iii)	each of our warrant (including the Public Warrants and private placement warrants held by our sponsor, collectively referred to herein as “SPAC Warrants”) outstanding immediately prior to the First Merger Effective Time shall cease to be a warrant with respect to our Class A ordinary shares and be assumed by Webull and converted into a warrant to purchase one Webull Class A ordinary share (the “Webull Warrants”);

(iv)	any SPAC Treasury Shares shall automatically be cancelled and shall cease to exist without any conversion thereof or payment or other consideration therefor;

(v)	each Redeeming SPAC Share issued and outstanding immediately prior to the First Merger Effective Time shall automatically be cancelled and cease to exist and shall thereafter represent only the right of the holder thereof to be paid a pro rata share of the SPAC Shareholder Redemption Amount (as defined in the Business Combination Agreement); and

(vi)	each Dissenting SPAC Share issued and outstanding immediately prior to the First Merger Effective Time shall automatically be cancelled and cease to exist and shall thereafter represent only the right to be paid the fair value of such Dissenting SPAC Share and such other rights pursuant to Section 238 of the Companies Act (As Revised) of the Cayman Islands.

In addition, on the Closing Date, upon the terms and subject to the conditions of this Business Combination Agreement and the Incentive Warrant Agreement (as defined in the Business Combination Agreement), Webull shall issue to each of our shareholder (other than the SPAC Insiders or any holder of SPAC Treasury Shares) one Incentive Warrant (as defined in the Business Combination Agreement) for each Non-Redeeming SPAC Share (as defined in the Business Combination Agreement) held by such shareholder. Each Incentive Warrant has a zero initial cash value, as both the value of Webull Class A Ordinary Share on the Closing Date and the initial exercise price of Incentive Warrant are $10.

Conditions Precedents to Closing

The obligations of the parties to consummate the Transactions are subject to certain closing conditions of the respective parties, including, among others: (i) receipt of the required approval by our shareholders (the “SPAC Shareholders’ Approval”); (ii) receipt of Webull’s shareholder approval; (iii) effectiveness of the Registration Statement under the Securities Act of 1933, as amended (the “Securities Act”) and the absence of any stop order issued by the U.S. Securities and Exchange Commission (“SEC”) which remains in effect with respect to the Registration Statement; (iv) the approval for listing of the Webull Class A Ordinary Shares and Incentive Warrants to be issued in connection with the Transactions on the Nasdaq Stock Markets (“Nasdaq”), subject only to official notice of issuance thereof; (v) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Transactions; (vi) the expiration or early termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (vii) the completion of the Webull Capital Restructuring.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on February 28, 2024 and Form 8-K filed with the SEC on December 6, 2024. Other than as specifically discussed, this Report on Form 10-K does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we have entered into a support agreement with Webull and the SPAC Insiders (as amended by Amendment to Sponsor Support Agreement, dated December 5, 2024, and as may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Sponsor Support Agreement”), pursuant to which, each SPAC Insider agreed, among other things, (a) at any meeting of our shareholders called to seek SPAC Shareholders’ Approval or SPAC Shareholder Extension Approval (as defined in the Business Combination Agreement), or in connection with any written consent of our shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the Transactions, such SPAC Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause our Class B ordinary shares held by such SPAC Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted our Class B ordinary shares held by such SPAC Insider in favor of the SPAC Shareholders’ Approval or the SPAC Shareholder Extension Approval; and (b) subject to the exceptions set forth in the Sponsor Support Agreement, agreed to become subject to certain transfer restrictions with respect to (i) any Webull Ordinary Shares held by each SPAC Insider immediately after the First Merger Effective Time during a period of twelve (12)-months from and after the Closing Date, (ii) Webull Warrants or Webull Class A Ordinary Shares underlying such warrants held by each SPAC Insiders immediately after the First Merger Effective Time until thirty (30) days after the Closing Date.

Following the date of the Business Combination Agreement, we and our sponsor will use commercially reasonable efforts to enter into additional Non-Redemption Agreements with our public shareholders, pursuant to which, on the Closing Date and immediately prior to the First Merger Effectiveness Time, our sponsor will be required to surrender and forfeit for no consideration up to 2,000,000 of Class B ordinary shares held by our sponsor. To the extent the aggregate amount of our Class B ordinary shares to be surrendered and forfeited by our sponsor pursuant to such additional Non-Redemption Agreements is less than 2,000,000, our sponsor shall surrender and forfeit up to the balance of such 2,000,000 Class B ordinary shares in an amount determined by and upon the written request of Webull pursuant to such additional Non-Redemption Agreements and the Sponsor Support Agreement.

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

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is filed with our Current Reports on Form 8-K filed with the SEC on February 28, 2024 and December 6, 2024 which are incorporated by reference herein.

Indemnity Letter Agreement

On December 5, 2024, Webull and our initial shareholders entered into an Indemnity Letter Agreement (the “Indemnity Letter Agreement”). The Indemnity Letter Agreement provides that, among other things, Webull shall indemnify, to the extent permitted by law, our initial shareholders against losses resulting from or based upon any untrue or alleged untrue statement of a material fact contained in any registration statement, prospectus or preliminary prospectus, any issuer free writing prospectus, any information of Webull that it has filed or is required to file pursuant to Rule 433(d) under the Securities Act, any written communication (within the meaning of Rule 405 under the Securities Act) with investors, or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which such statements were made, not misleading. In connection with the registration statement in which an initial shareholder is participating, such initial shareholder shall furnish to Webull in writing the SPAC Insider Information (as defined in the Indemnity Letter Agreement) and to the extent permitted by law, shall indemnify Webull against losses resulting from any untrue or alleged untrue statement of a material fact contained in any registration statement, prospectus or preliminary prospectus, any issuer free writing prospectus, any Webull information that Webull has filed or is required to file pursuant to Rule 433(d) under the Securities Act, any written communication with investor, or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading to the extent that such untrue statement or alleged untrue statement or omission or alleged omission of a material fact are made in reliance upon any information or affidavit furnished in writing by such initial shareholder expressly for use therein.

The foregoing description of Indemnity Letter Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Indemnity Letter Agreement, a copy of which is filed with our Current Report on Form 8-K filed with the SEC on December 6, 2024 which is incorporated by reference herein.

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

We intend to focus our efforts primarily around:

●	U.S. businesses seeking to access growth capital in the public markets for accelerating development of disruptive technology, enhancing manufacturing capabilities, and constructing additional production facilities;

●	U.S. companies with substantial untapped global opportunities to expand their serviceable addressable markets;

●	U.S. companies with differentiated products, services, or technologies that aim to maximize welfare for all stakeholders and possess business models with attractive economics targeting large addressable markets;

●	Premium assets with existing shareholders reaching the latter part of their investment lifecycles and seeking a path to liquidity to realize returns; and

●	Higher-growth companies with ESG attributes that could help benefit society through positive environmental impact or financial empowerment, which could also receive increased public market support from more socially conscious investors.

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

We believe the following cornerstones of our business strategy provide us with competitive advantages in our pursuit of an initial business combination:

●	Our management team has substantial experience and established track records in identifying, evaluating and executing strategic investments and acquisitions. Throughout their careers, they have built solid reputations and an extensive network with industry leaders and investors which will be utilized to source target companies;

●	SK and its affiliated companies have a global portfolio of operating companies in a variety of industries such as energy, chemicals, information and communications, materials, and logistics and service. We believe our management team’s close relationships across the whole SK ecosystem would provide another robust channel for sourcing target companies. In addition, our management team’s network and experience with SK and its affiliated companies will be a valuable resource to us during our rigorous due diligence process of targets in relevant sectors;

●	SK has a strong commitment to ESG and existing experience in strategic partnerships, investments, and acquisitions in related businesses that enhance sustainability. Some recent examples by SK and its affiliated companies include forming BlueOvalSK in a joint venture with Ford, partnering with Bloom Energy to establish market leadership in the hydrogen economy, and consummating equity investments in Solid Power, Plug Power, Monolith Materials, Perfect Day, and Loop Industries. We believe SK’s reputation in the broader ESG community will enhance our credibility with target companies providing us access to substantial proprietary deal flow; and

●	Our management team is equipped with sophisticated experience from their various executive positions in leading multinational enterprises, which will enable us to aptly identify and advise on the business needs of target companies including sourcing, partnering, and expanding across geographies and markets. Our management will focus on companies that may benefit from SK’s deep relationship network and continued involvement. We believe our partnership-centric model and our ability to add differentiated strategic value to a business uniquely position us as an attractive partner for target companies seeking a capital infusion and a public listing.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines. We will seek an initial business combination with companies that we believe are:

●	Strongly aligned with ESG-These include companies with environmentally friendly technologies, products, and services that can improve the value chain of the ESG landscape while adhering to strict social responsibilities and ethics to enhance value for all stakeholders;

●	Portfolio optionality-We believe in our ability to help build multiple paths to value creation for our initial business combination, which may include executing M&A and forming JVs/partnerships. We will seek an initial business combination with a target that has platform opportunities and a credible roadmap to expand vertically and/or horizontally over time;

●	Potential commercial and strategic synergies with the SK platform-SK has operating companies and strategic investments across multiple industries and global geographical regions. These areas include new energy, clean technology, semiconductor, telecommunication, materials, alternative proteins, and other high growth industries. Our management intends to focus on companies that can benefit from the investment and operational expertise, relationships and contacts of our management and SK; and

●	Sustainable standalone company-This includes companies with sustainable business models having the capacity to grow quickly in large addressable markets.

●	Areas of Interest-The areas of interest in which we will seek the initial business combination are represented in but not limited to the following illustrative table:

Category	Description

New Energy	Hydrogen energy / fuel cells, renewable energy, long duration energy storage, on-site power generation, virtual power plants

Electrification	Next-generation batteries, battery management systems, electric motors, on-board chargers, power control units, charging infrastructure

Clean Solutions	Waste-to-fuels, pollution / waste treatment, recycling / reuse (e.g., collection, sorting, and processing for papers, plastics, batteries, e-waste)

Sustainable Food	Alternative proteins (e.g., plat-based, fermentation, cell-based meat), vertical farming, AgTech (e.g., irrigation systems, monitoring, green fertilizers)

Carbon Management	Carbon capture, utilization, and storage

Materials	Green chemicals, coatings, building materials, textiles

Other	Resource utilization efficiency (e.g., building / data center cooling and heating, automated monitoring, smart homes, water conservation), micromobility, electrified rideshare, behavioral health, telehealth, supply chain logistics

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

Extension of Deadline to Complete an Initial Business Combination

On December 27, 2023, we held an extraordinary general meeting (the “First Extension Meeting”), to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from December 28, 2023 to September 30, 2024, or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association (such amendment, the “First Articles Amendment” and such proposal, the “First Extension Amendment Proposal”), and (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, by and between Continental Stock Transfer & Trust Company, as trustee (“Continental”) and the company, to extend the date on which Continental must liquidate the trust account if we have not completed its initial business combination, from December 28, 2023 to September 30, 2024, or such earlier date as our board of directors may approve (the “First Trust Amendment Proposal”). On December 27, 2023, the shareholders voted to approve the Extension Amendment Proposal and the Trust Amendment Proposal. In connection with the vote to approve the First Articles Amendment, the holders of 10,903,403 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $118,642,864.

On September 27, 2024, we held an extraordinary general meeting (the “Second Extension Meeting”), to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from September 30, 2024 to March 31, 2025, or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association (such amendment, the “Second Articles Amendment” and such proposal, the “Second Extension Amendment Proposal”), and (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, as amended on December 27, 2023, by and between Continental and the company, to extend the date on which Continental must liquidate the trust account if we have not completed its initial business combination, from September 30, 2024 to March 31, 2025, or such earlier date as our board of directors may approve (the “Second Trust Amendment Proposal”). In connection with the Second Extension Amendment Proposal, our sponsor has agreed that if the Second Extension Amendment Proposal is approved and implemented, it or its designee will contribute to the company, as a loan, $0.03 for each Class A ordinary share that is not redeemed in connection with the Second Extension Amendment Proposal for each calendar month (commencing on October 1, 2024 and on the 1st day of each subsequent month) until March 31, 2025, or portion thereof, that is needed to complete the Business Combination. On September 27, 2024, our shareholders voted to approve the Second Extension Amendment Proposal and the Second Trust Amendment Proposal. In connection with the vote to approve the Second Articles Amendment, the holders of 323,637 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.32 per share, for an aggregate redemption amount of approximately $3,663,464.

On March 12, 2025, we filed a definitive proxy statement (the “Third Extension Proxy Statement”) for an extraordinary general meeting (the “Third Extension Meeting”) scheduled to be held on March 28, 2025, at 11:00 a.m. Eastern Time to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from March 31, 2025 to June 22, 2025, or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association (such proposal, the “Third Extension Amendment Proposal”), and (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, as amended on December 27, 2023 and September 27, 2024, by and between Continental and the company, to extend the date on which Continental must liquidate the trust account if we have not completed its initial business combination, from March 31, 2025 to June 22, 2025, or such earlier date as our board of directors may approve (the “Third Trust Amendment Proposal”).

Non-Redemption Agreements

In connection with the company’s First Extension Meeting to approve the First Extension Amendment Proposal, the company and the sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 8,530,242 Class A ordinary shares of the company in connection with the First Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the company, (i) the sponsor agreed to surrender to the company and surrender and forfeit for no consideration an aggregate of 1,279,536 Class B ordinary shares of the company and (ii) the company agreed to issue or cause to be issued to such aforementioned third parties for no additional consideration an aggregate of 1,279,536 Class A ordinary shares of the company, each in connection with the company’s completion of its initial business combination. The Non-Redemption Agreements increased the amount of funds that remain in the company’s trust account following the First Extension Meeting.

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

Financial Position

As of December 31, 2024, we had approximately $112,683,509 held in the trust account, not taking into account approximately $7,336,000 of deferred underwriting fees that were waived by our underwriters. With funds available for a business combination in trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We have until March 31, 2025, if the Third Extension Amendment Proposal and the Third Trust Amendment Proposal are not approved at the Third Extension Meeting, or June 22, 2025, if the Third Extension Amendment Proposal and the Third Trust Amendment Proposal are approved at the Third Extension Meeting (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association) to consummate our initial business combination (the “Combination Deadline”). If we are unable to consummate our initial business combination on or before the Combination Deadline, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Organizational Structure

Our sponsor together with our directors currently hold 35.0% of our issued and outstanding shares. Our sponsor is mostly owned by Auxo Capital Inc., a Delaware corporation (“Holdco”), that is wholly owned by SK. Holdco wholly owns SK Global, the entity that employs our dedicated sponsor team. The diagram below depicts our organizational structure immediately prior to the completion of our initial public offering.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

●	Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes payable) divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which is a resolution passed by a majority of the shareholders who, being entitled to do so, attend, either in person or, where proxies are allowed, by proxy and vote at a general meeting of the company and includes a unanimous written resolution. In such case, our initial shareholders, officers and directors have agreed to vote their founder shares and public shares, if any, in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 2,246,481 public shares or approximately 23.1% (assuming all issued and outstanding shares are voted) of the public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

If we conduct redemptions or repurchases pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Combination Deadline.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association, as amended, provide that we will have until the Combination Deadline to consummate a business combination. If we have not consummated an initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Combination Deadline. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Combination Deadline (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Our initial shareholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable) divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. As of December 31, 2024, we have approximately $169,659 in cash held outside of the trust account.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. On February 27, 2024, Deutsche Bank Securities Inc. executed a letter to gratuitously waive its entitlement to the payment of any deferred discount held in the trust account with respect to this Business Combination. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act and liabilities related to our initial business combination. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Combination Deadline (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Combination Deadline, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Available Information

Our website address is https://skgrowthopportunities.com/. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with, or furnish to, the SEC, and any references to our website or the contents of our website are intended to be inactive textual references only.

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

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain and will continue to contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial shareholders have agreed to vote all of their shares in favor of the approval for an initial business combination. As of December 31, 2024, our initial shareholders collectively owned 35.0% of our issued and outstanding ordinary shares. Our initial shareholders, officers and directors also may from time to time purchase Class A ordinary shares prior to our initial business combination. As a result, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and our officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Combination Deadline. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to consummate an initial business combination prior to the Combination Deadline. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict, and other events, such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.25 per public share, or less than $10.25 per public share, on the redemption of their shares, and our warrants will expire worthless. See “ -If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We have until the Combination Deadline (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association) to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination and our ability to consummate a business combination within the expected timeframe may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks and the volatility in the of debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination, as well as our ability to consummate a business combination within the expected timeframe could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including wars (such as the Russia-Ukraine conflict and the Israel-Hamas conflict), terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crisis may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

As of December 31, 2024, our sponsor (and its transferees/designees, if any) collectively owned 35.0% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, Holdco, which is wholly owned by SK, owns a 91% economic interest in our sponsor, and therefore SK may be able to exert significant influence through our sponsor. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase our sponsor’s and SK’s control. Neither our sponsor or its members nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares.

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

If the net proceeds of our initial public offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient to allow us to operate by the Combination Deadline, it could limit the amount available to fund our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate by the Combination Deadline, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans.

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

As of December 31, 2024, the Company had approximately $169,659 in cash and working capital deficit of approximately $4.9 million. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.25 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “ -If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per public share” and other risk factors herein.

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our management plans to address this uncertainty through the completion of the initial business combination. However, there is no assurance that our plans to consummate the initial business combination will be successful or successful prior to the Combination Deadline.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Combination Deadline, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.25 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement with our initial shareholders, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act and liabilities related to our initial business combination. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent our completing an initial business combination by the Combination Deadline, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we have not consummated an initial business combination by the Combination Deadline, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination by the Combination Deadline, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Deadline before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we do not complete a business combination within 36-months of our initial public offering, our securities will be suspended from trading and delisted from Nasdaq.

Nasdaq Listing Rule IM-5101-2(b) (the “Rule”) requires that we complete a business combination no later than 36 months after our initial public offering, which is June 23, 2025, and Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement to complete a business combination in the Rule. If we do not complete our business combination by June 23, 2025, our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq if we are unable to obtain an exception or extension from Nasdaq. In addition, while we may appeal the suspension and delisting, a Nasdaq hearings panel will have no discretion in allowing us to remain listed and may only reverse the Nasdaq’s staff’s determination if it finds it made a factual error applying the Rule. One of the closing conditions for the Business Combination is that the ordinary shares of the post-closing company to be issued in connection with the Business Combination must be approved for listing on Nasdaq.

Once our securities are delisted, our securities would likely trade on the OTC market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. If this were to occur, we would face significant material adverse consequences, including:

●	we may no longer be attractive as a merger partner once our securities are no longer listed on an exchange, which would significantly hinder our ability to complete a business combination;

●	a limited availability of market quotations for our securities;

●	a determination that our securities are a “penny stock,” which will require brokers trading in the securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the securities;

●	reduced liquidity for our securities;

●	a limited amount of news and analyst coverage in the future;

●	institutional investors losing interest in our securities; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we would no longer be listed on Nasdaq, our securities would no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may make it more difficult and costly to complete a business combination. In addition, our shareholders could be prohibited from trading in our securities absent our registration in the state where such shareholder lives. To date we have not registered our securities in any state, and do not currently plan to do so. This may make it difficult or impossible for our shareholders to trade in our securities.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

The Business Combination may be completed even though material adverse effects may result from the announcement of the Business Combination, industry-wide changes and other causes.

In general, either we or Webull can refuse to complete the Business Combination if there is a material adverse effect affecting the other party between the signing date of the Business Combination Agreement and the planned closing. However, certain types of changes do not permit either party to refuse to complete the Business Combination, even if such change could be said to have a material adverse effect on Webull, including, among others, the following events (except, in some cases, where the change has a disproportionate effect on a party):

(a)	any change in applicable laws or U.S. GAAP or any interpretation thereof following the date of the Business Combination Agreement;

(b)	any change in interest rates or economic business or financial market conditions generally;

(c)	the taking or refraining from taking of any action expressly required to be taken or refrained from being taken under the Business Combination Agreement;

(d)	any natural disaster (including hurricanes, storms, tornados, flooding, earthquakes, volcanic eruptions or similar occurrences), epidemic or pandemic, acts of nature or change in climate;

(e)	any acts of terrorism or war, the outbreak or escalation of hostilities, geopolitical conditions, local, national or international political conditions, riots or insurrections;

(f)	any failure in and of itself of Webull and any of its subsidiaries to meet any projections or forecasts (provided, however, that this exception shall not prevent or otherwise affect a determination that any change, effect or development underlying such change has resulted in or contributed to a Company Material Adverse Effect (as defined in the Business Combination Agreement));

(g)	any event, state of facts, development, change, circumstance, occurrence or effect generally applicable to the industries or markets in which Webull or any of its subsidiaries operate;

(h)	any action taken by, or at the written request of, us;

(i)	the announcement of the Business Combination Agreement and the Merger (as defined below) and each of the other transactions contemplated under the Business Combination Agreement and related agreements, including any termination of, reduction in or similar adverse impact (but in each case only to the extent attributable to such announcement or consummation) on Webull’s and its subsidiaries’ relationships, contractual or otherwise, with any governmental authority, third parties or other person;

(j)	any matter set forth on, or deemed to be incorporated in the Company Disclosure Letter (as defined in the Business Combination Agreement);

(k)	any event, state of facts, development, change, circumstance, occurrence or effect that is cured by Webull prior to the Closing; or

(l)	any worsening of the event, state of facts, development, change, circumstance, occurrence or effect referred to in (a), (b), (d), (e), (g) or (j) above to the extent existing as of the date of the Business Combination Agreement.

Furthermore, we or Webull may waive the occurrence of a material adverse effect affecting the other party. If a material adverse effect occurs and the parties still complete the Business Combination, Webull’s share price may suffer.

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

The nominal purchase price paid by our initial shareholders for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our initial shareholders are likely to make a substantial profit on their investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

On December 9, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. On February 24, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the company resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 shares to 7,187,500 shares. On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Prior to the completion of our initial public offering, our sponsor transferred an aggregate of 90,000 Class B ordinary shares to our independent director nominees. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,792,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,792,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering and the partial exercise of the underwriter’s over-allotment option. Such purchase was funded by SK, an affiliate of our sponsor. If we do not consummate an initial business by the Combination Deadline, the private placement warrants will expire worthless. In addition, if we do not complete our initial business combination, we will not repay the overfunding loans from the trust account, and we would likely not have other available funds to repay the overfunding loans. Furthermore, our sponsor extended a loan of $380,000 in the form of promissory note, dated October 30, 2023, which does not bear interest on the unpaid principal balance and matures upon closing of the company’s initial business combination and shall be convertible at the election of the sponsor into warrants exercisable for one Class A ordinary share of the post-business combination company at a price of $1.00 per warrant. On March 1, 2024, we issued an unsecured convertible promissory note to our sponsor in the total principal amount of up to $900,000, and, on September 27, 2024, we issued another unsecured convertible promissory note to our sponsor in the total principal amount of up to $440,000. Both notes do not bear interest on the unpaid principal balance and matures upon closing of the company’s initial business combination and shall be convertible at the election of our sponsor (i) into warrants exercisable for one Class A ordinary share of the company at a price of $1.00 per warrant, or (ii) into Class A ordinary shares equal to the quotient obtained by dividing (x) the amount of accrued and outstanding of such notes, by (y) $10.00. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination, unless such deadline is extended as described herein.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities (other than the overfunding loans), or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

As of December 31, 2024, we had approximately $112.7 million held in trust account (excluding deferred underwriting commissions of approximately $7.3 million).

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

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, attend, in person or by proxy, and vote at a general meeting of the company and includes a unanimous written resolution, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares may be amended with the approval of a special resolution which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, attend, either in person or by proxy, and vote at a general meeting of the company and includes a unanimous written resolution, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering, the sale of the private placement warrants and the overfunding loans into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 50% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution which is a resolution passed by a majority of at least two-thirds of such members of the company as, being entitled to do so, vote in person or by proxy at a general meeting, and includes a unanimous written resolution. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 35.0% of our issued and outstanding ordinary shares as of December 31, 2024, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable) divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

As of December 31, 2024, our initial shareholders collectively owned 35.0% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. On December 27, 2024, Speaker John Boehner was re-appointed as a Class I director. Therefore, all of the current directors will continue in office at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. In connection with our initial business combination, we may enter into an agreement or other arrangement with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial business combination, and such agreement or arrangement may provide for, or the target shareholders may require that such agreement provide for, nomination, designation or representation rights on the board of directors of the combined entity that may be not be proportionate to our shareholders’ or such target shareholders’ ownership interest in the combined company.

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

There is no guarantee that a shareholder’s decision whether to redeem its Public Shares for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

There is no assurance as to the price at which a shareholder may be able to sell its Public Shares (or the ordinary shares of Webull received in exchange therefor) in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the Business Combination, may cause an increase in the share price, and may result in a lower value realized now than a shareholder might realize in the future had the shareholder not redeemed its Public Shares. Similarly, if a shareholder does not redeem its Public Shares, the shareholder will bear the risk of ownership of the ordinary shares of Webull after the consummation of the Business Combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price set forth in this proxy statement. A shareholder should consult the shareholder’s tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

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

As of December 31, 2024, the company had $169,659 in its operating bank accounts and $112,683,509 in marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith. If the company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by the Combination Deadline, then the company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the company’s ability to continue as a going concern.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity , and (iii) the redemption of our public shares if we have not consummated an initial business by the Combination Deadline, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Combination Deadline, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	we may no longer be attractive as a merger partner once our securities are no longer listed on an exchange, which would significantly hinder our ability to complete a business combination;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●

a determination that our securities are a “penny stock” which will require brokers trading in the securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the securities;

●	a limited amount of news and analyst coverage in the future;

●	Institutional investors losing interest in our securities; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

A shareholder who has exercised dissenters’ rights and followed the dissent procedure prescribed by the Companies Act may subsequently lose their dissenters’ rights following the extraordinary general meeting , including where completion of the First Merger is delayed in order to invoke the exemption under Section 239 of the Companies Act, in which event such dissenting shareholder would not receive cash for their Ordinary Shares and instead would only be entitled to receive the merger consideration and would become a shareholder of Webull upon consummation of the Business Combination with Webull.

Holders of record of our ordinary shares wishing to exercise dissenters’ rights and make a demand for payment of the fair market value for his, her or its ordinary shares must give written objection to the First Merger to us prior to the shareholder vote at the extraordinary general meeting to approve the First Merger and follow the procedures set out in Section 238 of the Companies Act. However, the Business Combination Agreement provides that, if any of our shareholder exercises dissenters’ rights, we shall, in accordance with Section 238 of the Companies Act, promptly give written notice of the authorization of the First Merger (the “Authorization Notice”) to each such shareholder who has made a written objection, and unless Webull and us elect by agreement in writing to waive this provision in the Business Combination Agreement, no party shall be obligated to consummate the Business Combination, and the Plan of First Merger shall not be filed with the Registrar of Companies of the Cayman Islands, until at least twenty days shall have elapsed since the date on which the Authorization Notice is given (being the period allowed for written notice of an election to dissent under Section 238 of the Companies Act, as referred to in Section 239 of the Companies Act). Section 239 of the Companies Act states that no such dissenter rights shall be available in respect of shares of any class for which an open market exists on a recognized stock exchange or recognized interdealer quotation system at the expiry date of the period allowed for written notice of an election to dissent provided that the merger consideration constitutes inter alia shares of any company which at the effective date of the merger are listed on a national securities exchange. In circumstances where completion of the First Merger shall be delayed and the limitation under Section 239 of the Companies Act is invoked, no dissenters’ rights would be available to our shareholders, including those shareholders who previously delivered a written objection to the First Merger prior to the extraordinary general meeting and followed the procedures set out in Section 238 of the Companies Act in full up to such date, and such holder’s former ordinary shares will thereupon be deemed to have been converted into, and to have become exchangeable for, as of the First Merger Effective Time, the right to receive one newly issued Webull Class A Ordinary Share for each ordinary share, without interest thereon. Accordingly, our shareholders are not expected to ultimately have any dissenters’ rights in respect of their shares and the certainty provided by the redemption process may be preferable for public shareholders wishing to exchange their ordinary shares for cash.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, ordinary shares, and warrants are each traded on Nasdaq under the symbols “SKGRU,” “SKGR,” and “SKGRW,” respectively. Our units began trading on Nasdaq on June 24, 2022 and our Class A ordinary shares, par value $0.0001 and warrants began trading on Nasdaq on August 15, 2022.

(b) Holders

As of December 31, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Offerings

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a blank check company incorporated in the Cayman Islands on December 8, 2021. The Company was incorporated for the purpose of effecting a merger, share or capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

If we are unable to consummate an initial business combination prior to the Combination Deadline , we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On February 27, 2024, we entered into a Business Combination Agreement (as amended on December 5, 2024 and as may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Webull Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Webull”), Feather Sound I Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub I”) and Feather Sound II Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub II”).

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the First Merger Effective Time, including, among others: (i) by mutual written consent of Webull and us; (ii) by Webull or us if any law or governmental order is in effect that has become final and non-appealable and has the effect of making the consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions; (ii) by Webull if our board or any of its committees shall have withheld, withdrawn, qualified, amended or modified, or publicly proposed to do any of the foregoing, with respect to our board recommendation that our shareholders vote in favor of the SPAC Transaction Proposals (as defined in the Business Combination Agreement) at the duly convened meeting of our shareholders, (iii) by Webull if we shall have failed to obtain the approval of our shareholders in an extraordinary general meeting in connection with the amendment to our organizational documents to extend the deadline for us to consummate an initial business combination; (iv) by Webull or us if the SPAC Shareholders’ Approval shall not have been obtained at the meeting of our shareholders, (v) by Webull or us if the required approval by the shareholders of the Webull shall not have been obtained; (vi) by Webull or us upon a breach of or failure to perform any representations, warranties, covenants or other agreements set forth in the Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured; and (vii) by Webull or us if the Transactions shall not have been consummated on or prior to the Combination Deadline, in each case subject to specified exceptions.

The Business Combination Agreement and related agreements are further described in our Current Reports on Form 8-K filed with the SEC on February 28, 2024 and December 6, 2024. Other than as specifically discussed, this Report does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we have entered into a support agreement with Webull and the SPAC Insiders (as amended by Amendment to Sponsor Support Agreement, dated December 5, 2024, and as may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Sponsor Support Agreement”), pursuant to which, each SPAC Insider agreed, among other things, (a) at any meeting of our shareholders called to seek SPAC Shareholders’ Approval or SPAC Shareholder Extension Approval (as defined in the Business Combination Agreement), or in connection with any written consent of our shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the Transactions, such SPAC Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause our Class B ordinary shares held by such SPAC Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted our Class B ordinary shares held by such SPAC Insider in favor of the SPAC Shareholders’ Approval or the SPAC Shareholder Extension Approval; and (b) subject to the exceptions set forth in the Sponsor Support Agreement, agreed to become subject to certain transfer restrictions with respect to (i) any Webull Ordinary Shares held by each SPAC Insider immediately after the First Merger Effective Time during a period of twelve (12)-months from and after the Closing Date, (ii) Webull Class A ordinary share (the “Webull Warrants”) or class A ordinary shares of Webull, par value $0.00001 per share (the “Webull Class A Ordinary Shares”) underlying such warrants held by each SPAC Insiders immediately after the First Merger Effective Time until thirty (30) days after the Closing Date.

Following the date of the Business Combination Agreement, we and our sponsor will use commercially reasonable efforts to enter into additional Non-Redemption Agreements with our public shareholders, pursuant to which our sponsor will be required to surrender and forfeit for no consideration 2,000,000 of Class B ordinary shares held by our sponsor. To the extent the aggregate amount of our Class B ordinary shares to be surrendered and forfeited by our sponsor pursuant to such additional Non-Redemption Agreements is less than 2,000,000, our sponsor will surrender and forfeit an additional amount of our Class B ordinary shares on the Closing Date and immediately prior to the First Merger Effective Time, such that our sponsor will surrender and forfeit an aggregate of 2,000,000 Class B ordinary shares pursuant to such additional Non-Redemption Agreements and the Sponsor Support Agreement.

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

Going Concern Consideration

As of December 31, 2024, the company had $169,659 in cash and working capital deficit of approximately $4.9 million.

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from our sponsor to purchase founder shares, and loan proceeds from our sponsor of $300,000 under a promissory note, dated December 9, 2021 that was later amended on May 5, 2022 (the “Note”). We repaid the Note in full upon closing of the initial public offering. Subsequent to the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering, the overfunding loans and the private placement held outside of the trust account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor, members of our founding team or any of their affiliates may provide us with working capital loans as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants).We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have until the Combination Deadline to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company.

Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by the Combination Deadline as described in the Third Extension Proxy Statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception up to December 31, 2024, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2024, we had a net income of approximately $3.2 million, which consisted of approximately $5.6 million in income from investments held in the trust account, offset by approximately $2.4 million in general and administrative expenses (of which $120,000 was for administrative expenses for related party).

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

Administrative Services Agreement

On June 23, 2022, we entered into an agreement with an affiliate of our sponsor, pursuant to which we agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. We incurred and paid $120,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2024 and 2023.

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

The Over-Allotment Option was recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognized the instrument as a liability at fair value and adjusted the instrument to fair value at each reporting period. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor surrendered and forfeited 510,000 Founder Shares and the derivative liability was extinguished.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024, 9,732,960 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2024 were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Richard Chin	61	Chief Executive Officer and Director
Derek Jensen	52	Chief Financial Officer and Director
Speaker John Boehner	75	Director
Martin Payne	56	Director
Michael Noonen	61	Director

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing shareholders, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us in connection with our initial public offering, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Speaker John Boehner and Michael Noonen are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Martin Payne	Astraius	Space Launch Vehicle	Independent Director
	Exponent Health	Healthcare Services	Vice Chair
	Stick and Rudder Films	Entertainment	Chief Executive Officer and Founder

	Comprehensive Clinical Solutions	Healthcare Services	Chief Executive Officer
	LucyRx	Healthcare Services	Founder & Board Member

Michael Noonen	Swave Photonics	Technology	Chief Executive Officer
	SES.ai	Energy	Director
	Finwave Semiconductor	Technology	Director

Speaker John Boehner	Squire Patton Boggs	Law and Public Policy Firm	Policy Advisor
	Acreage Holdings, Inc.	Cannabis	Director
	Titan Mining Corporation	Mining	Director
	Augusta Gold Corp.	Mining	Director

(1)	Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of the final prospectus in connection with our initial public offering and has purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering

●

Our initial shareholders, officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless.

●	Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination; and (ii) subsequent to our initial business combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination (except as described in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares.

●	With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which is a resolution passed by a majority of the shareholders who, being entitled to do so, attend, either in person or by proxy, and vote at a general meeting of the company and includes a unanimous written resolution. In such case, our initial shareholders, officers and directors have agreed to vote their founder shares and public shares, if any, in favor of our initial business combination.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 6, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

In the table below, the percentage ownership is based on 9,732,960 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,240,000 Class B ordinary shares issued and outstanding as of March 6, 2025. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	SKGR Class B Ordinary Shares(2)		SKGR Class A Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage of	Beneficially	Percentage of	Voting
Name of Beneficial Owners(1)	Owned	Class	Owned	Class	Control
Five Percent Holders
Auxo Capital Managers LLC (the Sponsor)(3)	5,150,000	98.3%	—	—	34.4%
Fort Baker Capital, LLC(4)	—	—	970,000	10.0%	6.5%
Fort Baker Capital Management LP(4)	—	—	970,000	10.0%	6.5%
Harraden Circle Investors, LP(5)	—	—	1,220,000	12.5%	8.1%
Harraden Circle Special Opportunities, LP(5)	—	—	1,220,000	12.5%	8.1%
Harraden Circle Strategic Investments, LP(5)	—	—	1,220,000	12.5%	8.1%
Steven Patrick Pigott(4)	—	—	970,000	10.0%	6.5%
Meteora Capital, LLC(6)	—	—	973,851	10.0%	6.5%
Vik Mittal(6)	—	—	973,851	10.0%	6.5%
Mizuho Financial Group Inc.(7)	—	—	719,169	7.4%	4.8%
Wolverine Asset Management, LLC(8)	—	—	572,066	5.9%	3.8%
Directors and Officers of SKGR
Richard Chin	5,150,000	98.3%	—	—	34.4%
Derek Jensen	5,150,000	98.3%	—	—	34.4%
Speaker John Boehner	40,000	*	—	—	*
Martin Payne	25,000	*	—	—	*
Michael Noonen	25,000	*	—	—	*
All directors and officers as a group (five individuals)	5,240,000	100%	—	—	35.00%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the above entities or individuals is 228 Park Avenue S, #96693, New York, NY 10003.

(2)	Interests shown consist solely of Founder Shares, classified as SKGR Class B Ordinary Shares. Such shares will automatically convert into SKGR Class A Ordinary Shares at the time of the Business Combination or earlier at the option of the holders thereof.
(3)	The shares reported above are held in the name of the Sponsor, Auxo Capital Managers LLC, a Delaware limited liability company with its registered address at 251 Little Falls Drive, Wilmington, New Castle County, Delaware 19808. The Sponsor is controlled by Richard Chin and Derek Jensen, who have voting and investment discretion in respect of the shares held of record by the Sponsor and may be deemed to have shared beneficial ownership of the shares held by the Sponsor. Each of Richard Chin and Derek Jensen disclaims beneficial ownership of the shares of SKGR held by the Sponsor, directly or indirectly.
(4)	According to a Schedule 13G filed on November 14, 2024, Fort Baker Capital Management, Steven Patrick Pigott and Fort Baker Capital, LLC held 970,000 Class A ordinary shares. The business address is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94939.
(5)	According to a Schedule 13G/A filed on March 4, 2025, the 1,220,000 SKGR Class A Ordinary Shares are directly beneficially owned by Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), and Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund”). Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner to Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Harraden Circle Investments, LLC (“Harraden Adviser”) serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and other high net worth individuals. Frederick V. Fortmiller, Jr. (“Mr. Fortmiller”) is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the 1,220,000 SKGR Class A Ordinary Shares reported herein directly beneficially owned by Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund. The business address is 299 Park Avenue, 21st Floor, New York, NY 10171.
(6)	According to a Schedule 13G filed on February 7, 2025, Meteora Capital, LLC and Vik Mittal held 973,851 Class A ordinary shares. The business address is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(7)	According to a Schedule 13G filed on February 13, 2025, Mizuho Financial Group, Inc. held 719,169 SKGR Class A Ordinary Shares. The business address is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(8)	According to a Schedule 13G filed on October 16, 2024, Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust and Robert R. Bellick held 572,066 Class A ordinary shares. The business address is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

As of March 6, 2025, our initial shareholders collectively owned 35.0% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares and Private Placement Warrants

On December 9, 2021, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. On February 24, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the company resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 shares to 7,187,500 shares. On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. Prior to the completion of our initial public offering, our sponsor transferred an aggregate of 90,000 Class B ordinary shares to our independent director nominees. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. Up to 750,000 founder shares were subject to surrender and forfeiture by our sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, our sponsor surrendered and forfeited 510,000 founder shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On October 30, 2023, March 1, 2024, and September 27, 2024, our sponsor extended working capital loans of $380,000, $900,000 and $440,000, respectively, in the form of promissory note, which does not bear interest on the unpaid principal balance and matures upon closing of the company’s initial business combination. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such working capital loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until the Combination Deadline (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association) to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Audit Fees. During the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were $208,484 and $102,076, respectively, for the services Withum performed. These services related more specifically to: (i) the IPO process, (ii) Quarterly reviews, and (iii) the 2023 10-K audit.

Audit-Related Fees. During the years ended December 31, 2024 and 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the years ended December 31, 2024 and 2023, fees for our independent registered public accounting firm for tax compliance, tax advice and tax planning services provided to us were $4,160 and $4,160, respectively.

All Other Fees. During the years ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of February 27, 2024, by and among the Company, Webull, Merger Sub I and Merger Sub II	8-K	001-41432	2.1	February 28, 2024
2.2	Amendment to Business Combination Agreement, dated as of December 5, 2024, by and among Webull Corporation, Feather Sound I Inc., Feather Sound II Inc. and the Company.	8-K	001-41432	2.1	December 6, 2024
3.1	Amended and Restated Memorandum and Articles of Association.	8-K	001-41432	3.1	June 29, 2022
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association dated as of December 27, 2023.	10-K	001-41432	3.2	March 29, 2024
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association dated as of October 1, 2024	10-Q	001-41432	3.1	November 13, 2024
4.1	Specimen Unit Certificate.	S-1	333-265135	4.1	May 23, 2022
4.2	Specimen Class A Ordinary Share Certificate.	S-1	333-265135	4.2	May 23, 2022
4.3	Specimen Warrant Certificate.	S-1	333-265135	4.3	May 23, 2022
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.	8-K	001-41432	4.1	June 29, 2022
4.5	Description of Registrant’s Securities.	10-K	001-41432	4.5	March 29, 2023
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.	8-K	001-41432	10.1	June 29, 2022
10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor, and certain parties thereto.	8-K	001-41432	10.2	June 29, 2022
10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.	8-K	001-41432	10.3	June 29, 2022
10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors.	8-K	001-41432	10.5	June 29, 2022
10.5	Administrative Services Agreement between the Company and an affiliate of the Sponsor.	8-K	001-41432	10.4	June 29, 2022

10.6	Promissory Note between the Company and the Sponsor.	S-1	333-265135	10.6	May 23, 2022
10.7	Promissory Note between the Company and the Sponsor dated October 30, 2023.	8-K	001-41432	10.1	November 3, 2023
10.8	Promissory Note between the Company and the Sponsor dated March 1, 2024.	8-K	001-41432	10.1	March 5, 2024
10.9	Promissory Note between the Company and the Sponsor dated September 27, 2024.	8-K	001-41432	10.2	October 2, 2024
10.10	Amendment to Sponsor Support Agreement, dated as of December 5, 2024, by and among the Company, Webull Corporation and the SPAC Insiders.	8-K	001-41432	10.1	December 6, 2024
10.11	Indemnity Letter Agreement	8-K	001-41432	10.2	December 6, 2024
10.12	Form of Incentive Warrant Agreement by and among Webull Corporation, SK Growth Opportunities Corporation and Continental Stock Transfer & Trust Company	8-K	001-41432	10.3	December 6, 2024
19.1	Insider Trading Policy*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	SK Growth Opportunities Corporation Clawback Policy.	10-K	001-41432	97.1	March 29, 2024
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2025	SK GROWTH OPPORTUNITIES CORPORATION

	By:	/s/ Richard Chin
		Name:	Richard Chin
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard Chin	Chief Executive Officer and Director	March 27, 2025
Richard Chin	(Principal Executive Officer)

/s/ Derek Jensen	Chief Financial Officer and Director	March 27, 2025
Derek Jensen	(Principal Financial and Accounting Officer)

/s/ Speaker John A. Boehner	Director	March 27, 2025
Speaker John A. Boehner

/s/ Martin Payne	Director	March 27, 2025
Martin Payne

/s/ Michael Noonen	Director	March 27, 2025
Michael Noonen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

SK Growth Opportunities Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SK Growth Opportunities Corporation (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 22, 2025 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 27, 2025

PCAOB ID Number 100

SK GROWTH OPPORTUNITIES CORPORATION

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$169,659	$163,718
Prepaid expenses	16,613	209,750
Total current assets	186,272	373,468

Investments and cash held in Trust Account	112,683,509	109,573,279
Total Assets	$112,869,781	$109,946,747

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,331	$107,223
Accrued expenses	2,003,621	1,204,161
Advances from Webull	1,383,537	—
Sponsor Note	1,720,000	380,000
Overfunding loan	5,240,000	—
Total current liabilities	10,349,489	1,691,384

Non-current liabilities:
Overfunding loan	—	5,240,000
Deferred underwriting and advisory fees	7,336,000	7,336,000
Total non-current liabilities	7,336,000	12,576,000
Total liabilities	17,685,489	14,267,384

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 9,732,960 and 10,056,597 shares subject to possible redemption at approximately $11.57 and $10.89 per share as of December 31, 2024 and 2023, respectively	112,583,509	109,473,279

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 990,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; no non-redeemable shares issued or outstanding (excluding 9,732,960 shares subject to possible redemption) as of December 31, 2024 and 2023	—	—
Class B ordinary shares, $0.0001 par value; 999,000,000 shares authorized; 5,240,000 shares issued and outstanding as of December 31, 2024 and 2023	524	524
Additional paid-in capital	—	—
Accumulated deficit	(17,399,741)	(13,794,440)
Total shareholders’ deficit	(17,399,217)	(13,793,916)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$112,869,781	$109,946,747

The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$2,437,346	$2,151,130
Loss from operations	(2,437,346)	(2,151,130)

Other income (expense):
Fair value of shares issued pursuant to non-redemption agreement	—	(274,826)
Income from investments held in Trust Account	5,605,739	10,570,325
Total other income, net	5,605,739	10,295,499

Net income	$3,168,393	$8,144,369

Basic and diluted weighted average shares outstanding, Class A ordinary shares	9,971,709	20,870,383
Basic and diluted net income per share, Class A ordinary shares	$0.21	$0.31

Basic weighted average shares outstanding, Class B ordinary shares	5,240,000	5,240,000
Basic net income per share, Class B ordinary shares	$0.21	$0.31

The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	5,240,000	524	—	(11,643,310)	(11,642,786)
Accretion for Class A ordinary shares to redemption amount	—	—	(274,826)	(10,295,499)	(10,570,325)
Fair value of shares issued pursuant to non-redemption agreement	—	—	274,826	—	274,826
Net income	—	—	—	8,144,369	8,144,369
Balance—December 31, 2023	5,240,000	$524	$—	$(13,794,440)	$(13,793,916)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(6,773,694)	(6,773,694)
Net income	—	—	—	3,168,393	3,168,393
Balance—December 31, 2024	5,240,000	$524	$—	$(17,399,741)	$(17,399,217)

The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$3,168,393	$8,144,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Fair value of shares issued pursuant to non-redemption agreement	—	274,826
General and administrative expenses paid by related party under promissory note	256,000	—
Income from investments held in Trust Account	(5,605,739)	(10,570,325)
Changes in operating assets and liabilities:
Prepaid expenses	193,137	410,866
Accounts payable	(104,892)	104,892
Accrued expenses	799,460	903,680
Advances from Webull	1,383,537	—
Net cash provided by (used in) operating activities	89,896	(731,692)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,167,955)	—
Cash withdrawn for redemptions	3,663,464	118,642,864
Net cash provided by investing activities	2,495,509	118,642,864

Cash Flows from Financing Activities:
Proceeds from promissory note	1,084,000	380,000
Redemptions of common shares	(3,663,464)	(118,642,864)
Net cash used in financing activities	(2,579,464)	(118,262,864)

Net change in cash	5,941	(351,692)
Cash—beginning of the year	163,718	515,410
Cash—end of the year	$169,659	$163,718

The accompanying notes are an integral part of these financial statements.

SK GROWTH OPPORTUNITIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 1—Description of Organization, Business Operations, Liquidity and Basis of Presentation

SK Growth Opportunities Corporation (the “Company”) is a blank check company incorporated in Cayman Islands on December 8, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from December 8, 2021 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

The Company’s sponsor is Auxo Capital Managers LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2022. On June 28, 2022, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions (see Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit (the “Over-Allotment Option”). On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company (the “Partial Over-Allotment Exercise”). On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor surrendered and forfeited 510,000 Founder Shares (as defined in Note 4).

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

The Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares included in the Units issued in the Company’s Initial Public Offering, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) agreed not to propose an amendment to the Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination prior to the Combination Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On December 27, 2023, the Company held an extraordinary general meeting (the “First Extension Meeting”) to (i) amend the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”) to extend the date by which the Company has to consummate a business combination from December 28, 2023 to September 30, 2024 (or March 31, 2025) as the Company’s board of directors (the “Board”) may approve in accordance with the Memorandum and Articles of Association (such amendment, the “First Articles Amendment” and such proposal, the “First Extension Amendment Proposal”), (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, by and between the Company and Continental, to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination, from December 28, 2023 to September 30, 2024 (or March 31, 2025) as the Board may approve (the “First Trust Amendment Proposal”). The First Extension Amendment Proposal and the First Trust Amendment Proposal were approved. In connection with the vote to approve the First Articles Amendment, the holders of 10,903,403 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $118,642,864.

On September 27, 2024, the Company held an extraordinary general meeting (the “Second Extension Meeting”) to (i) amend the Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from September 30, 2024 to March 31, 2025 (such amendment, the “Second Articles Amendment” and such proposal, the “Second Extension Amendment Proposal”), (ii) amend the Investment Management Trust Agreement, dated June 23, 2022 and amended on December 27, 2023, by and between the Company and Continental, to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination, from September 30, 2024 to March 31, 2025 (the “Second Trust Amendment Proposal”). The Sponsor has agreed that if the Second Extension Amendment Proposal is approved and implemented, it or its designee will contribute to the Company, as a loan, $0.03 for each Public Share that is not redeemed in connection with the Second Extension Amendment Proposal for each calendar month (commencing on October 1, 2024 and on the 1st day of each subsequent month) until March 31, 2025, or portion thereof, that is needed to complete the Business Combination. The Second Extension Amendment Proposal and the Second Trust Amendment Proposal were approved. In connection with the vote to approve the Second Articles Amendment, the holders of 323,637 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.32 per share, for an aggregate redemption amount of approximately $3,663,464.

On March 12, 2025, the Company filed a definitive proxy statement (the “Third Extension Proxy Statement”) for an extraordinary general meeting (the “Third Extension Meeting”) scheduled to be held on March 28, 2025, at 11:00 a.m. Eastern Time to (i) amend the Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from March 31, 2025 to June 22, 2025, or such earlier date as the Company’s board of directors may approve in accordance with the Memorandum and Articles of Association (such proposal, the “Third Extension Amendment Proposal”), and (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, as amended on December 27, 2023 and September 27, 2024, by and between Continental and the company, to extend the date on which Continental must liquidate the trust account if the Company has not completed its initial business combination, from March 31, 2025 to June 22, 2025, or such earlier date as our board of directors may approve (the “Third Trust Amendment Proposal”).

If the Company is unable to consummate an initial Business Combination prior to March 31, 2025, in the event that the Third Extension Amendment Proposal and the Third Trust Amendment Proposal are not approved at the Third Extension Meeting, or June 22, 2025, in the event that the Third Extension Amendment Proposal and the Third Trust Amendment Proposal are approved at the Third Extension Meeting (or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association) to consummate our initial business combination (the “Combination Deadline”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination prior to the Combination Deadline. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination prior to the Combination Deadline. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination prior to the Combination Deadline and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.25. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.25 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of December 31, 2024, the Company had $169,659 in cash and working capital deficit of approximately $10.1 million.

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

As of December 31, 2024 and 2023, the Company has $1,720,000 and $380,000 in borrowings under the Sponsor Note, respectively.

On June 28, 2022, in connection with the closing of the Initial Public Offering, the Sponsor loaned the Company $5.0 million under a non-interest bearing loan agreement (the “First Overfunding Loan”) to deposit in the Trust Account. On July 20, 2022, in connection with the Partial Over-Allotment Exercise, the Sponsor provided the Company with the second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account under the same terms (the “Second Overfunding Loan”, together, the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of an initial Business Combination or converted into Class A ordinary shares at a conversion price of $10.00 per Class A ordinary share (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until August 22, 2022. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. As of December 31, 2024 and 2023, the Company had $5,240,000 in borrowings under the First Overfunding Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until the Combination Deadline to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful prior to the Combination Deadline. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.

Investments and Cash Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2024, the assets held in the Trust Account were in money market funds and cash. As of December 31, 2023, the assets held in the Trust Account were in money market funds.

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

The Partial Over-allotment option was recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the instrument as a liability at fair value and adjusted the instrument to fair value at each reporting period. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor surrendered and forfeited 510,000 Founder Shares and the derivative liability was extinguished.

The Non-Redemption Agreements were recognized as a derivative instrument in accordance with ASC 815. The Non-Redemption Agreements represent a right to receive shares in the future contingent upon the consummation of a business combination. Accordingly, any issuance of equity or the right to issue equity will be recorded as an equity transaction and classified as additional paid-in capital and an expense to the company in connection to the non-redeemed shares. The right to receive shares should be fair valued at inception and expensed in the period the agreement was entered into. As a result, the equity classification conclusion will not be remeasured to fair value at each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 9,732,960 and 10,056,597 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2024 and 2023, the amount of Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	217,545,818
Less:
Redemptions	(118,642,864)
Plus:
Accretion of carrying value to redemption value	10,570,325
Class A ordinary shares subject to possible redemption, December 31, 2023	$109,473,279
Plus:
Accretion of carrying value to redemption value	6,773,694
Less:
Redemptions	(3,663,464)
Class A ordinary shares subject to possible redemption, December 31, 2024	$112,583,509

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,076,972	$1,091,421	$6,509,905	$1,634,464
Denominator:
Weighted average ordinary shares outstanding—basic	9,971,709	5,240,000	20,870,383	5,240,000
Weighted average ordinary shares outstanding—diluted	9,971,709	5,240,000	20,870,383	5,240,000
Net income per ordinary share—basic	$0.21	$0.21	$0.31	$0.31
Net income per ordinary share—diluted	$0.21	$0.21	$0.31	$0.31

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

Income Taxes

Income Taxes FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024.

Note 3—Initial Public Offering

On June 28, 2022, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.0 million, of which $7.0 million was for deferred underwriting commissions.

The underwriter was granted the Over-Allotment Option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On July 20, 2022, pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option, the Company sold an additional 960,000 Units, at $10.00 per Unit, generating aggregate additional gross proceeds of $9.6 million to the Company and incurring deferred underwriting commissions of $336,000. The remaining Over-Allotment Option expired on August 7, 2022. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor surrendered and forfeited 510,000 Founder Shares (as defined in Note 4).

Each Unit consists of one share of Class A ordinary shares, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On December 9, 2021, the sponsor purchased 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), to cover certain expenses on the Company’s behalf for an aggregate purchase price of $25,000. On February 24, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company. On May 5, 2022, 1,437,500 Class B ordinary shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding to 5,750,000 shares. The Sponsor agreed to surrender and forfeit up to an aggregate of 750,000 Founder Shares to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares upon the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor surrendered and forfeited 510,000 Founder Shares.

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

In February and March 2022, the Sponsor transferred an aggregate of 90,000 Class B ordinary shares to the Company’s independent director nominees. The sale of the Founder Shares is in the scope of ASC 718. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination prior to the Combination Deadline, the Private Placement Warrants will expire worthless. The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

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

Overfunding Loans

On June 28, 2022, in connection with the closing of the Initial Public Offering, the Sponsor loaned the Company $5.0 million under a non-interest bearing loan agreement (the “First Overfunding Loan”) to deposit in the Trust Account. On July 20, 2022, in connection with the Partial Over-Allotment Exercise, the Sponsor provided the Company with the second Overfunding Loan in the amount of $240,000 to deposit in the Trust Account under the same terms (the “Second Overfunding Loan”, together, the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of an initial Business Combination or converted into Class A ordinary shares at a conversion price of $10.00 per Class A ordinary share (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until August 22, 2022. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. As of December 31, 2024 and 2023, the Company had $5,240,000 in borrowings under the First Overfunding Loan.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

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

As of December 31, 2024 and 2023, the Company had $1,720,000 and $380,000, respectively, in borrowings under the Promissory Notes.

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

Such Extension Loans may be converted into warrants upon the consummation of the initial business combination, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. If the Company completes the initial Business Combination, and the lender decides not to convert the Extension Loans into warrants, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. Except for the foregoing, the terms of such Extension Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, the Company had $0 in borrowings under the Extension Loans.

Administrative Services Agreement

On June 23, 2022, the Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay such affiliate a total of $10,000 per month for secretarial and administrative support services provided to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred and paid $120,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the years ended December 31, 2024 and 2023.

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

Non-Redemption Agreements

In connection with the First Extension Meeting to approve the First Extension Amendment Proposal, the Company and Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties (the “Investors”), pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 8,530,242 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) of the Company in connection with the First Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A Ordinary Shares of the Company, (i) the Sponsor agreed to surrender to the Company and surrender and forfeit for no consideration an aggregate of 1,279,536 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”) of the Company and (ii) the Company agreed to issue or cause to be issued to the Investors for no additional consideration an aggregate of 1,279,536 Class A Ordinary Shares of the Company, each in connection with the Company’s completion of its initial business combination. The Non-Redemption Agreements increased the amount of funds that remain in the Company’s Trust Account following the First Extension Meeting.

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

Business Combination Agreement

On February 27, 2024, the Company (“SPAC”), Webull Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Webull”), Feather Sound I Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub I”), and Feather Sound II Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly owned subsidiary of Webull (“Merger Sub II”, collectively with Merger Sub I, the “Merger Subs” and each a “Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement”).

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, (i) immediately prior to the effective time of the First Merger (as defined below) (the “First Merger Effective Time”), Webull will effectuate the Company Capital Restructuring (as defined in the Business Combination Agreement), (ii) promptly following the Webull Capital Restructuring and at the First Merger Effective Time, Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Webull (sometimes referred to herein as the “Surviving Entity”), and (iii) promptly following the First Merger and at the effective time of the Second Merger (as defined below) (the “Second Merger Effective Time”), the Surviving Entity will merge with and into Merger Sub II (the “Second Merger”, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Webull. The Webull Capital Restructuring, the Mergers and each of the other transactions contemplated by the Business Combination Agreement or other transaction documents are collectively referred to as the “Transactions” or the “Business Combination”.

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

Sponsor also agreed to surrender and forfeit for no consideration up to 2,000,000 SPAC Class B Ordinary Shares held by Sponsor in connection with the execution of additional Non-Redemption Agreements following the date of the Business Combination Agreement. In addition, on the terms and subject to the conditions of the Sponsor Support Agreement, Webull agreed to indemnify Sponsor and each other SPAC Insider for any U.S. federal (and applicable U.S. state and U.S. local) income taxes, together with any interests and penalties (the “Indemnifiable Amounts”) payable by Sponsor or the SPAC Insiders, as applicable, solely arising from or attributable to the failure of the Mergers (as defined in the Business Combination Agreement) to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) or as an exchange described in Section 351 of the Code (the “Intended Tax Treatment”), provided, however, that the Company shall not have any liability in respect of any Indemnifiable Amounts to the extent that the aggregate amount of such Indemnifiable Amounts exceeds $5,000,000.

On December 5, 2024, the parties to the Business Combination Agreement entered into an Amendment to Business Combination Agreement (the “Amendment to Business Combination Agreement”). The Amendment to Business Combination Agreement provides for, among other things:

●	Issuance of Incentive Warrants (as defined in the Business Combination Agreement) to certain shareholders of Webull in connection with the Mergers (as defined in the Business Combination Agreement) and an amendment and restatement of the Form of Incentive Warrant Agreement (as defined in the Business Combination Agreement);

●	An amendment and restatement of the definition of “Founder HoldCo,” “Incentive Warrants” and “Share Subdivision Factor” (each as defined in the Business Combination Agreement), and all references therein;

●	An amendment and restatement of the calculation of SPAC Class B Ordinary Shares (as defined in the Business Combination Agreement) held by the Founder HoldCo;

●	Removal of SPAC’s right to designate an observer to the board of directors of Webull; and

●	An amendment and restatement of the Amended Company Charter (as defined in the Business Combination Agreement).

Additionally, on December 5, 2024, the parties to the Sponsor Support Agreement entered into an Amendment to Sponsor Support Agreement (the “Amendment to Sponsor Support Agreement”), which provides that to the extent the aggregate amount of SPAC Class B Ordinary Shares to be surrendered and forfeited by Sponsor pursuant to the Additional Non-Redemption Agreements is less than 2,000,000, Sponsor shall surrender and forfeit up to the balance of such 2,000,000 SPAC Class B Ordinary Shares in an amount determined by and upon the written request of Webull. As a result, Sponsor may not be required to surrender and forfeit such amount of SPAC Class B Ordinary Shares in full or at all.

Lastly, on December 5, 2024, Webull and the SPAC Insiders entered into an Indemnity Letter Agreement (the “Indemnity Letter Agreement”). The Indemnity Letter Agreement provides that, among other things:

●	Webull shall indemnify, to the extent permitted by law, each SPAC Insider, its officers, directors and employees and each person who controls such SPAC Insider (if applicable) (within the meaning of the Securities Act of 1933, as amended (the “Securities Act”)), against all losses resulting from or based upon any untrue or alleged untrue statement of a material fact contained in the Registration Statement (as defined in the Indemnity Letter Agreement), Prospectus (as defined in the Indemnity Letter Agreement) or preliminary Prospectus, any issuer free writing prospectus as defined in Rule 433(h) under the Securities Act, any Webull information that Webull has filed or is required to file pursuant to Rule 433(d) under the Securities Act, any written communication (within the meaning of Rule 405 under the Securities Act) with investors, or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which such statements were made, not misleading; and

●	In connection with the Registration Statement in which a SPAC Insider is participating, such SPAC Insider shall furnish to Webull in writing the SPAC Insider Information (as defined in the Indemnity Letter Agreement) and to the extent permitted by law, shall indemnify Webull, its directors, officers and agents and each person who controls Webull (within the meaning of the Securities Act) against all losses resulting from any untrue or alleged untrue statement of material fact contained in any Registration Statement, Prospectus or preliminary Prospectus, any issuer free writing prospectus as defined in Rule 433(h) under the Securities Act, any Webull information that Webull has filed or is required to file pursuant to Rule 433(d) under the Securities Act, any written communication (within the meaning of Rule 405 under the Securities Act) with investor, or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading to the extent that such untrue statement or alleged untrue statement or omission or alleged omission of a material fact are made in reliance upon any information or affidavit furnished in writing by such SPAC Insider expressly for use therein.

Advances from Webull

The Company and Webull have agreed to a fee-sharing arrangement in which Webull will cover 75% of the monthly extension payments into the Trust Account, along with other operating costs. As of December 31, 2024, Webull has advanced $1,383,537 to the Company for these expenses.

Note 6—Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 990,000 preference shares, par value $0.0001 per share. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 9,732,960 and 10,056,597, respectively, Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity deficit on the balance sheets.

Class B Ordinary Shares—The Company is authorized to issue 999,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022, there were 5,240,000 Class B ordinary shares issued and outstanding, which amounts have been retroactively restated to reflect the share surrenders of Class B ordinary shares to the Company on February 24, 2022 and May 5, 2022 as discussed in Note 4. Of the 5,750,000 Class B ordinary shares outstanding, up to an aggregate of 750,000 shares was subject to surrender and forfeiture to the extent that the option to purchase additional Units is not exercised in full by the underwriter or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On July 20, 2022, the Company sold an additional 960,000 Units in the Partial Over-Allotment Exercise pursuant to the underwriter’s notice of the partial exercise of the Over-Allotment Option. On August 9, 2022, following the expiration of the remaining Over-Allotment Option, the Sponsor surrendered and forfeited 510,000 Founder Shares. As of December 31, 2024 and 2023, there were 5,240,000 Class B ordinary shares issued and outstanding.

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

Warrants—As of December 31, 2024 and 2023, the Company had 10,480,000 Public Warrants and 6,792,000 Private Placement Warrants outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants and the Private Placement Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants and the Private Placement Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants and Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

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

Note 7—Fair Value Measurements

As of December 31, 2024 and 2023, the Trust Account held $292,093 and $0 in cash, respectively. The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as December 31, 2024 and 2023 by level within the fair value hierarchy:

December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$112,391,416	$—	$—

December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$109,573,279	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the years ended December 31, 2024 and 2023.

Note 8—Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$112,683,509	$109,573,279
Cash	$169,659	$163,718

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$2,437,346	$2,151,130
Interest from investments held in Trust Account	$5,605,739	$10,570,325

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the event stated below, that would have required adjustment or disclosure in the financial statements.

On March 12, 2025, the Company filed a definitive proxy statement (the “Third Extension Proxy Statement”) for an extraordinary general meeting (the “Third Extension Meeting”) scheduled to be held on March 28, 2025, at 11:00 a.m. Eastern Time to (i) amend the Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from March 31, 2025 to June 22, 2025, or such earlier date as the Company’s Board may approve in accordance with the Memorandum and Articles of Association (such proposal, the “Third Extension Amendment Proposal”), and (ii) amend the Investment Management Trust Agreement, dated June 23, 2022, as amended on December 27, 2023 and September 27, 2024, by and between Continental and the company, to extend the date on which Continental must liquidate the trust account if the Company has not completed its initial business combination, from March 31, 2025 to June 22, 2025, or such earlier date as the Board may approve (the “Third Trust Amendment Proposal”).